Form 10-Q
period 1994-12-31
TYCO INTERNATIONAL LTD
filed 1995-01-30
CIK 100441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to

                                     1-5482
                            (Commission File Number)



                             TYCO INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

                            Massachusetts              04-2297459
                       (State of Incorporation)         (IRS Employer
                                                    Identification Number)

                   One Tyco Park, Exeter, New Hampshire 03833
              (Address of registrant's principal executive office)

                                  603-778-9700
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required  to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12  months  (or for such shorter period that the registrant was required  to  file  such reports),  and  (2) has been subject to such filing requirements for the past  90  days.
Yes   X  .  No     .

The number of shares of common stock outstanding as of January 26, 1995 was 75,175,434.



                             TYCO INTERNATIONAL LTD.

                               INDEX TO FORM 10-Q
                                                                                 Page
                                                                                -----

Part I - Financial Information:

      Item 1 - Financial Statements -

                  Consolidated Balance Sheet - December 31, 1994 and
                      June 30, 1994                                              1-2

                  Consolidated Statement of Income for the Second Quarters
                      and Six Months ended December 31, 1994 and 1993             3

                  Consolidated Statement of Changes in Shareholders'
                      Equity for the Six Months ended December 31,
                      1994 and 1993                                               4

                  Consolidated Statement of Cash Flows for the Six
                      Months ended December 31, 1994 and 1993                     5

                  Notes to Consolidated Financial Statements                      6

      Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Operating Results                 10-12


Part II - Other Information:

      Item 4 - Submission of Matters to a Vote of Security Holders               13

      Item 6 - Exhibits and Reports on Form 8-K                                  14




                         Part I - Financial Information

                         Item 1 - Financial Statements


CONSOLIDATED BALANCE SHEET

ASSETS

- ----------------------------------------------------------------------------------
                                                    (unaudited)
(in  thousands)                                  December 31, 1994   June 30, 1994
- ----------------------------------------------------------------------------------
Current Assets:

Cash and cash equivalents                         $    56,781         $   75,843
Receivables, less allowance for doubtful
     accounts of $31,209 in fiscal 1995 and
     $29,311 in fiscal 1994                           511,224            515,160
Contracts in process                                   90,839             79,475
Inventories                                           544,254            517,068
Deferred income taxes                                 115,266            101,837
Prepaid expenses and other                             53,442             54,904
                                                  -----------          ---------
                                                    1,371,806          1,344,287
                                                  -----------          ---------

Property and Equipment:

Land                                                   33,203             33,235
Buildings                                             267,794            257,485
Machinery and equipment                               699,681            647,058
Leasehold improvements                                 16,374             15,166
Construction in progress                               73,019             42,648
Accumulated depreciation                             (456,987)         (385,719)
                                                      --------          --------
                                                      633,084            609,873
                                                      --------          --------

Goodwill and Other Intangible Assets                  932,638            918,791

Reorganization Value in Excess of
     Identifiable Assets                              112,271            115,201

Deferred Income Taxes                                  95,151            112,691


Other Assets                                           41,519             39,978
                                                   ----------         ----------
                                                   $3,186,469         $3,140,821
                                                   ----------         ----------
                                                   ----------         ----------

See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY


- --------------------------------------------------------------------------------
                                                  (unaudited)
(in  thousands  except  share  data)           December  31, 1994  June 30, 1994
- --------------------------------------------------------------------------------

Current Liabilities:

Loans payable and current maturities of
     long-term debt                                $  104,655         $  163,164
Accounts payable                                      324,258            332,004
Accrued expenses                                      390,537            382,576
Contracts in process - billings
     in excess of costs                                76,977             63,324
Income taxes                                           78,505             73,301
                                                   ----------         ----------
                                                      974,932          1,014,369
                                                   ----------         ----------


Deferred Income Taxes                                   7,986             13,698

Long-term Debt                                        563,467            588,491

Other Liabilities                                     153,251            157,237

Commitments and Contingencies

Shareholders' Equity:

Preferred stock, $1 par value, authorized
     2,000,000 shares; none outstanding                     -                  -
Common stock, $.50 par value, authorized
     180,000,000 shares; outstanding 73,901,064
     shares in fiscal 1995 and 71,084,293
     shares in fiscal 1994, net of reacquired
     shares of 7,594,427 in fiscal 1995
     and 7,600,747 in fiscal 1994                      36,951             35,542
Capital in excess of par value, net of
     deferred compensation of $25,367 in
     fiscal 1995 and $9,318 in fiscal 1994            603,378            567,476
Currency translation adjustment                       (23,819)          (40,874)
Retained earnings                                     870,323            804,882
                                                   ----------         ----------

                                                    1,486,833          1,367,026
                                                   ----------         ----------

                                                   $3,186,469         $3,140,821
                                                   ----------         ----------
                                                   ----------         ----------

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

- -------------------------------------------------------------------------------------------------
For the Periods ended December 31,
1994  and  1993 (in thousands                  Fiscal  Second Quarter         Fiscal Six Months
except  per  share  data)                        1994          1993            1994         1993
- -------------------------------------------------------------------------------------------------
Sales                                         $1,097,703    $998,073       $2,151,895   $1,997,671
                                              ----------   ---------       ----------   ----------
Costs and Expenses:

Cost of sales                                    804,989     738,386        1,572,626    1,478,851
Selling, general and administrative              177,939     167,728          354,111      336,163
Merger and transaction related costs              37,170           -           37,170            -
Interest                                          15,020      15,606           31,703       33,320
                                               ---------    --------        ---------    ---------
                                               1,035,118     921,720        1,995,610    1,848,334
                                               ---------    --------        ---------    ---------
Income before income taxes and
      extraordinary item                          62,585      76,353          156,285      149,337

Income taxes                                     (35,961)    (32,951)         (76,276)     (63,867)
                                               ---------    --------        ---------    ----------
Net income before extraordinary item              26,624      43,402           80,009       85,470

Extraordinary item, net of tax benefit            (2,600)          -           (2,600)            -
                                               ---------    --------        ----------   ----------
Net Income                                     $  24,024   $  43,402      $    77,409   $   85,470
                                               ----------  ---------      ------------  ------------
                                               ----------  ---------      ------------  ------------
Net Income Per Share:

      Before extraordinary item                     $.35        $.59            $1.07        $1.16

      Extraordinary Item                           (.03)           -             (.03)           -
                                                   -----       -----           ------      -------
      Net income                                   $ .32       $ .59            $1.04       $ 1.16
                                                   -----       ------           ------       ------
                                                   -----       ------           ------       ------
Cash dividends per common share                    $ .10       $ .10           $  .20          .20
                                                   -----       ------          -------       ------
                                                   -----       ------          -------       ------
Common equivalent shares                          75,185      73,690           74,732       73,624
                                                  ------       ------          -------      -------
                                                  ------       ------          -------      -------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months ended December 31, 1994 and 1993


- -------------------------------------------------------------------------------------------
                                                  Capital in     Currency
                                  Common Stock    Excess of      Translation     Retained
(in   thousands)                $.50 Par Value    Par Value      Adjustment      Earnings
- -------------------------------------------------------------------------------------------

Balance at June 30, 1993               $35,462      $558,481      $  (89,386)      $634,229

Net income                                                                           85,470
Dividends                                                                            (9,269)
Management equity compensation                           809
Restricted stock grants,
  cancellations, tax
  benefits and other                        16         1,294
Warrants, options exercised                              319
Currency translation adjustment                                       (2,939)
Amortization of deferred
  compensation                                         1,810
                                       --------      --------        --------      --------
Balance at December 31, 1993            $35,478      $562,713        $(92,325)     $710,430
                                       --------      --------        --------      --------
                                       --------      --------        --------      --------


Balance at June 30, 1994                $35,542      $567,476        $(40,874)     $804,882

Net income                                                                           77,409
Dividends                                                                          (11,968)
Management equity compensation                            404
Restricted stock grants,
  cancellations, tax
  benefits and other                        174           255
Warrants, options exercised               1,235        33,392
Currency translation adjustment                                        17,055
Amortization of deferred  compensation                  1,851
                                       --------      --------        --------      --------

Balance at December 31, 1994            $36,951      $603,378        $(23,819)     $870,323
                                       --------      --------        --------      --------
                                       --------      --------        --------      --------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

- -------------------------------------------------------------------------------
For the Six Months ended December 31,
(in thousands)                                               1994        1993
- -------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                $  77,409   $  85,470
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Extraordinary item                                      2,600           -
      Depreciation                                           43,721      40,900
      Amortization of intangibles                            20,498      21,903
      Provision for management equity plans                       -       7,195
      Deferred income taxes                                  (1,426)     22,390
      Provision for losses on accounts receivable
        and inventory writedowns                              6,845       7,328
      Changes in assets and liabilities net of
        effects from acquisitions and divestitures:
                  Decrease in accounts receivable and
                    contracts in process                     15,280     182,950
                  Increase in inventory                     (23,966)    (15,575)
                  Decrease in accounts payable and
                    accrued expenses                        (25,203)    (46,663)
                  Increase in income taxes payable            6,492         323
                  Other                                       5,753       3,024
                                                          ---------    ---------
      Net cash provided by operating activities             128,003     309,245
                                                          ---------    ---------
Cash Flows From Investing Activities:
Capital expenditures                                        (64,292)    (41,754)
Purchase of businesses, net of cash acquired                (23,601)    (15,015)
                                                          ---------    ---------
      Net cash used in investing activities                 (87,893)    (56,769)
                                                          ---------    ---------
Cash Flows From Financing Activities:
Proceeds from long term debt                                144,889           -
Payments on long-term debt and lines of credit             (229,430)   (251,092)
Dividends paid                                               (9,258)     (9,262)
Exercise of stock options and warrants                       34,627         319
Other                                                             -        (344)
                                                          ---------   ----------
      Net cash used in financing activities                 (59,172)   (260,379)
                                                          ---------   ----------
Decrease in cash and cash equivalents                       (19,062)     (7,903)
Cash and cash equivalents at beginning of year               75,843      50,041
                                                          ---------   ---------
Cash and cash equivalents at end of period                $  56,781   $  42,138
                                                          ---------   ----------
                                                          ---------   ----------
Supplementary cash flow disclosure:
      Interest paid                                       $  33,636   $  36,058
                                                          ---------    ---------
                                                          ---------    ---------
      Income taxes paid                                   $  56,234   $  35,603
                                                          ---------    ---------
                                                          ---------    ---------
See notes to consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 1. On October 19, 1994, a wholly-owned subsidiary of Tyco merged with Kendall International, Inc. ("Kendall"). Shareholders of Kendall received 1.29485 shares of Tyco common stock for each share of Kendall common stock. The transaction qualified for pooling of interests accounting treatment, which is intended to present as a single interest the common shareholder interests which were previously independent. Accordingly, the historical financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods. All fees and expenses related to the merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $37.2 million ($31.2 million after-tax). The charge includes $18.6 million for financial advisory, legal, accounting and other direct transaction fees, $14.9 million for payments under severance and employment agreements and other costs associated with certain compensation plans, and $3.7 million for other acquisition and integration costs.

 2. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1994 included in the Company's Current Report on Form 8-K dated January 10, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

 3.          Long-term debt is as follows:


- -------------------------------------------------------------------------------------------
                                                          December 31,            June 30,
(in thousands)                                               1994                  1994
- -------------------------------------------------------------------------------------------
             Credit agreement                            $           -             $  94,447
             Uncommitted lines of credit                             -                22,000
             Insurance company notes                           135,000               135,000
             8.25% subordinated notes due 2003                       -               100,000
             8.125% public notes due 1999                      144,889                     -
             6.375% public debentures due 2004                 104,262               104,644
             9.5% public debentures due 2022                   199,568               199,559
             8.0% public debentures due 2023                    49,958                49,957
             Other, including industrial revenue bonds          34,445                46,048
                                                           -----------            ----------
                                                               668,122               751,655
             Less current portion and loans payable            104,655               163,164
                                                           -----------            ----------
                                                              $563,467              $588,491
                                                           -----------            ----------
                                                           -----------            ----------

             Under Tyco's credit agreement with a group of commercial banks, Tyco had the right until July 1997 to borrow $200 million or a portion thereof for its general corporate purposes. Kendall also had a $300 million revolving credit facility which was available through July 1999. In October 1994, the Company replaced those agreements with a new credit agreement which gives the Company the right to borrow $300 million or a portion thereof until October 1999. The principal amount then outstanding will be due and payable at that time. Interest payable on borrowings is variable based upon the Company's option of selecting a Eurodollar rate plus 0.325%, a certificate of deposit rate plus 0.45% or a base rate, as defined.

             The Company's uncommitted lines of credit are arrangements which allow the Company to borrow from commercial banks on an "as offered" basis. The borrowings and repayments occur daily and contain no specific terms other than due dates and interest rates. The due dates generally range from overnight to 90 days and interest rates approximate those available under the credit agreement.

             In November 1994, the Company issued $145 million principal amount of 8.125% notes due 1999. The net proceeds from the sale of notes were used, in part, to refinance $100 million principal amount of Kendall's subordinated notes due 2003. The balance was used to refinance, in part, the $80 million of insurance company notes that were due on January 30, 1995. In the interim, the proceeds were used to repay outstanding borrowings under various uncommitted lines of credit.

             In  connection  with  the refinancing  of  Kendall's
             notes, the Company recorded a charge of $4.3 million ($2.6 million after tax) representing unamortized debt issuance fees and a call premium, as an extraordinary loss for the Company's quarter ended December 31, 1994.

             Under its various loan agreements, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

4.           The  Company has an agreement under which  it  sells
             participating interests in a defined pool of trade accounts receivable. Proceeds of $150 million from the sale are less than the face amount of accounts receivable sold by an amount which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount was $1.8 million and $1.3 million during the second quarter of fiscal 1995 and 1994, respectively, and $3.6 million and $1.3 million for the first six months of fiscal 1995 and 1994, respectively, and has been included in selling, general and administrative expense in the Company's Consolidated Statement of Income.

 5. Selected information for the Company's four industry segments follows (in thousands):


                                           Second Quarter Ended            Six Months Ended
                                               December 31,                  December 31,
                                          ---------------------         -------------------------
                                            1994          1993             1994          1993
                                          -------       -------           -------       -------
              Sales:
              Fire Protection            $ 422,395     $ 393,243        $ 801,944     $ 763,999
              Flow Control Products        237,906       211,003          480,974       431,789
              Electrical and Electronic
                Components                 103,646       104,838          205,638       214,578
              Disposable and Specialty
                 Products                  333,756       288,989          663,339       587,305
                                        -----------    ---------       ----------     ---------
                                        $1,097,703     $ 998,073       $2,151,895    $1,997,671
                                        -----------    ---------       ----------     ---------
                                        -----------    ---------       ----------     ---------
              Income Before Income Taxes
                 amd Extraordinary Item:
              Fire Protection             $   21,014   $  18,270       $   39,198     $  34,269
              Flow Control Products           18,349      16,104           39,511        33,936
              Electrical and Electronic
                Components                    18,494      19,131           36,595        36,094
              Disposable and Specialty
                Products                      63,072      43,408          121,400        86,287
                                             --------   --------        --------      ---------
                   Total operations          120,929      96,913          236,704       190,586
              Interest expense               (15,020)    (15,606)         (31,703)      (33,320)
              Corporate and other
                amounts (1)                  (43,324)     (4,954)         (48,716)       (7,929)
                                             --------   --------        ---------     ----------
                                           $  62,585   $  76,353       $  156,285    $  149,337
                                             --------   --------        ---------     ----------
                                             --------   --------        ---------     ----------


(1) The second quarter and six months ended December 31, 1994 include charges of $37.2 million for merger and transaction related costs. See Note 1 to these consolidated financial statements.


 6. Differences between the provision for federal income taxes at the statutory rate and the amounts provided are as follows (in thousands):


                                                    Second Quarter Ended         Six Months Ended
                                                          December 31,              December 31,
                                                    --------------------         ------------------
                                                      1994       1993             1994       1993
                                                     -----      -----            -----      ------
              Provision at statutory
                rate                                $21,905     $26,724          $54,700    $52,268
              State income taxes                      3,824       2,414            7,446      5,424
              Non-deductible merger
                and transaction related
                costs                                 7,009           -            7,009          -
              Depreciation and amorti-
                zation under purchase
                accounting                            2,975       2,864            5,705      5,606
              Foreign earnings taxed
                at different rates                      863       1,931            1,942      2,687
              Effect of rate changes                      -           -                -     (3,224)
              Other                                    (615)       (982)            (526)     1,106
                                                    --------    --------         --------   -------
              Provision for income
                taxes                               $35,961     $32,951          $76,276    $63,867
                                                    --------    --------         --------   -------
                                                    --------    --------         --------   -------

             In the normal course, the Company's federal income tax returns are examined by the Internal Revenue Service and in connection with such examinations, significant assessments could arise. Currently, the Company's fiscal 1991 and 1992 returns are under examination. Ultimate resolution of such assessments, if any, are not expected to have a material adverse effect on the Company's financial position or result of operations.

 7.          Inventories are classified as follows (in thousands):

                                        December 31, 1994         June 30, 1994
                                       -------------------       --------------
          Purchased materials and
            manufactured parts                 $160,132                $145,965
          Work in process                        99,883                  92,786
          Finished goods                        284,239                 278,317
                                              ---------               ---------
                                               $544,254                $517,068
                                              ---------               ---------
 8. In November 1992, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards ("SFAS") No. 112, "Employer's Accounting for Post-Employment Benefits." The Company adopted SFAS 112 in the first quarter of fiscal 1995. The effect of adoption of this standard did not materially affect the Company's financial position or results of operations. In May 1993, the Board issued SFAS 114, "Accounting by Creditors for Impairment of a Loan." This new standard must be adopted no later than fiscal 1996. Adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

 9. In the normal course of business, the Company is liable for contract completion and product performance. In addition, the Company is in receipt of notifications from various environmental agencies that conditions at a number of sites where hazardous wastes of the Company and other persons were disposed of may require cleanup and other possible remedial action. In the opinion of management, these obligations will not materially affect the Company's financial position or results of operations.

                Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Operating Results

Overview

On October 19, 1994, a wholly-owned subsidiary of Tyco merged with Kendall International, Inc. ("Kendall"). The transaction was accounted for as a pooling of interests and the historical results of the companies have been combined for all periods presented.

For the first six months of fiscal 1995, net income before extraordinary item was $80.0 million, or $1.07 per share, compared with $85.5 million, or $1.16 per share, for the first six months of fiscal 1994. Excluding the $31.2 million after tax charge, or $0.42 per share, for merger and transaction related costs related to the Kendall transaction in fiscal 1995 (see Note 1 to these consolidated financial statements), net income before extraordinary item rose 30% to $111.2 million, or $1.49 per share. The increase was attributable to strong earnings in the Disposable and Specialty Products group as well as increased income in each of the Company's other business segments.


Results of Operations

Second Quarter of Fiscal 1995 Compared to Second Quarter of Fiscal 1994:

Sales increased 10% during the second quarter of fiscal 1995 to $1.1 billion from $998.1 million in the second quarter of fiscal 1994. Sales of the Fire Protection group increased $29.2 million to $422.4 million, or 7%, due primarily to increased sales in the North American and Asia-Pacific contracting businesses. Sales were relatively unchanged in Europe, where the impact of the sale of certain fire products operations in the fourth quarter of fiscal 1994 was offset by the impact of changes in average foreign exchange rates on non-U.S.-dollar dominated sales and by increased sales in certain operations. Sales of the Flow Control group increased $26.9 million to $237.9 million, or 13%, principally reflecting increased volume at Grinnell's distribution operations and at Allied's pipe and tube business. Sales of the Electrical and Electronic Components group decreased $1.2 million to $103.6 million, or 1%, resulting principally from slightly lower sales of underwater communications cable systems at Simplex and at the printed circuit businesses partially offset by higher sales at Allied's electrical operations. Sales of the Disposable and Specialty Products group increased $44.8 million to $333.8 million, or 16%, due principally to increased sales at Kendall, and to a lesser extent, at Ludlow and Armin.

For the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994, operating profits of the Fire Protection group increased $2.7 million to $21.0 million, or 15%, due principally to higher margins in North American fire protection contracting partially offset by slightly lower margins in the European contracting operations. Operating profits of the Flow Control group increased $2.2 million to $18.3 million, or 14%, due to increased earnings at Mueller, at Allied's pipe and tube business and at Grinnell's distribution operations. Operating profits of the Electrical and Electronic Components group decreased $0.6 million to $18.5 million, or 3%, due to slightly lower earnings at Simplex. Operating income of the Disposable and Specialty Products group increased $19.7 million to $63.1 million, or 45%, due primarily to higher operating profits at Kendall, and to a lesser extent, at Ludlow and Armin.

The impact on the consolidated results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the second quarter of fiscal 1995 as compared to the same period of fiscal 1994 was not material.

Interest expense decreased $0.6 million to $15.0 million during the second quarter of fiscal 1995 from the second quarter of fiscal 1994 due principally to the sale of $150 million of accounts receivable late in the second quarter of fiscal 1994 (see Note 4 to these consolidated financial statements) and lower average debt balances offset partially by higher interest rates.

During the second quarter of fiscal 1995, the Company refinanced $100 million principal amount of Kendall's subordinated notes due 2003. In connection with the refinancing, the Company recorded a charge of $4.3 million ($2.6 million after tax) representing unamortized debt issuance fees and a call premium, as an extraordinary loss.

First Six Months of Fiscal 1995 Compared with First Six Months of Fiscal 1994:

Sales during the first six months of fiscal 1995 were $2.15 billion, an 8% increase over fiscal 1994 sales of $2.0 billion. Sales of the Fire Protection group increased $37.9 million to $801.9 million, or 5%, due to increased sales in the North American and Asia-Pacific contracting business partially offset by slightly lower sales in the European contracting business. The decline in Europe was principally the result of the sale of certain fire products businesses in the fourth quarter of fiscal 1994 partially offset by the impact of changes in average foreign currency exchange rates on non U.S. dollar denominated sales in the first six months of fiscal 1995 as compared to the first six months of fiscal 1994. Had average foreign currency exchange rates during the first six months of fiscal 1995 remained constant with the average during the first six months of fiscal 1994, sales would have been approximately $24 million less in fiscal 1995. Sales of the Flow Control group increased $49.2 million to $481.0 million, or 11%, reflecting higher volume at Allied, Mueller and Grinnell's distribution operations. Sales of the Electrical and Electronic Components group decreased $8.9 million to $205.6 million, or 4%, resulting principally from lower sales of underwater communications cable systems at Simplex. Sales of the Disposable and Specialty Products group increased $76.0 million to $663.3 million, or 13%, due to increased sales principally at Kendall, and to a lesser extent, at Ludlow and Armin.

For the first six months of fiscal 1995 as compared to the first six months of fiscal 1994, operating profits of the Fire Protection group rose $4.9 million to $39.2 million, or 14%, due principally to higher margins at the North American and Asia-Pacific fire protection operations partially offset by slightly lower margins at the European contracting operations. The operating profits of the Flow Control group increased $5.6 million to $39.5 million, or 16%, resulting principally from increased earnings at Mueller and at Grinnell's North American distribution operations. Operating profits of the Electrical and Electronic Components group increased $0.5 million to $36.6 million, or 1%, due to increased earnings at Simplex somewhat offset by decreased margins at Allied's electrical business. Operating income of the Disposable and Specialty Products group increased $35.1 million to $121.4 million, or 41%, reflecting higher earnings principally at Kendall, and to a lesser extent, at Ludlow and Armin.

The impact on the consolidated results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the first six months of fiscal 1995 as compared to the same period of fiscal 1994 was not material.

Interest expense decreased $1.6 million to $31.7 million during the first six months of fiscal 1995 as compared to the first six months of fiscal 1994 due principally to the sale of $150 million of accounts receivable late in the second quarter of fiscal 1994 (see Note 4 to these consolidated financial statements) and lower average debt balances offset partially by higher interest rates.


Liquidity and Capital Resources

As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $128.0 million during the first six months of fiscal 1995. The significant changes in working capital accounts were a decrease of $15.3 million in accounts receivable and contracts in process, an increase of $24.0 million in inventory and a $25.2 million decrease in accounts payable and accrued expenses. Net changes in other working capital accounts were not significant during the period. Working capital requirements for the remainder of fiscal 1995 are not expected to change significantly.

During the first six months of fiscal 1995, the Company used cash to purchase $64.3 million of property and equipment, acquire a European fire products company, a U.S. flow control company and three U.S. disposable health products companies for an aggregate of $23.6 million, pay dividends of $9.3 million and reduce total debt by $84.5 million. The Company received $34.6 million of cash during the first six months of fiscal 1995 from the exercise of stock options and warrants.

The level of capital expenditures is expected to increase slightly in fiscal 1995 as compared to fiscal 1994 and the source of funds for such expenditures is expected to be cash from operations. The amount of total dividends paid is expected to increase during the remainder of fiscal 1995 due to issuance of shares of common stock in connection with the acquisition with Kendall. The source of funds for such dividends is expected to be cash from operations.

At December 31, 1994 the Company's total debt was $668.1 million as compared to $751.7 million at June 30, 1994. In November 1994, the Company issued $145 million principal amount of 8.125% notes due 1999. The proceeds were used, in part, to refinance $100 million principal amount of Kendall's subordinated notes due 2003. The balance was used to refinance, in part, $80 million of insurance company notes that were due on January 30, 1995. In October 1994, the Company replaced its credit agreements with a new credit agreement which gives the Company the right to borrow $300 million or a portion thereof until October 1999 (see Note 3 to these consolidated financial statements). The Company believes that its funding sources are adequate for its anticipated requirements through expected cash flows from operations and established financing arrangements.

Shareholders' equity was $1,486.8 million or $20.12 per share at December 31, 1994 compared to $1,367.0 million or $19.23 per share at June 30, 1994. The increase is due to fiscal 1995 net income and to the exercise of stock options and warrants. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 31% at December 31, 1994 and 35% at June 30, 1994. The change is due principally to the decrease in debt and the increase in shareholders' equity discussed above.


Backlog

The   backlog  of  unfilled  orders  was  approximately  $1,037.5   million   at
December 31, 1994 and $763.0 million at June 30, 1994. The increase is principally attributable to a $185 million increase at Simplex, where backlog was increased by an order extension on a multi-year contract for the manufacture of underwater communications cable systems. Backlog also increased in each of the Company's other business segments, most notably in the European and Asia-Pacific regions of the Fire Protection segment.

                           Part II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders
             ------------------------------------------------------
     At the Company's Annual Meeting on October 19, 1994, shareholders voted on the following items:

        i) To approve the issuance of Tyco common stock, par value $0.50 per share, in connection with an Agreement
             and Plan  of  Merger, dated   as   of  July  13,  1994,
             among   Tyco,   T  Acquisition  Corp.,  a wholly  owned
             subsidiary  of  Tyco, and Kendall International, Inc.:

                    Voted for           33,320,454
                    Voted against          965,396
                    Abstained              333,165
                    Broker non-votes       289,385

       ii) To elect nine directors to hold office until the 1995 Annual Meeting of
             Shareholders.:

              A  total  of 37,644,452 shares were voted for,  and
             481,692 shares were voted against,  each of the nine
             directors as a  group.   Votes withheld against
             individual directors   were   as   follows:    L.
             Dennis Kozlowski - 5,266 votes, Joshua M. Berman - 6,289 votes, Richard S. Bodman - 7,861 votes, Christopher D. Corrigan - 903,460 votes, John
             F.  Fort  -  13,584 votes, Stephen  W.  Foss  -
             3,975  votes, Philip M. Hampton - 9,465  votes,
             Edward  Anthony  Parkes  -  903,516  votes  and
             Frank E. Walsh, Jr. - 6,310 votes. There were no abstentions or broker non-votes.

     iii)    To approve the proposed Tyco 1994 Restricted  Stock
             Ownership Plan for Key Employees:

                     Voted for          30,496,842
                     Voted against       6,207,039
                     Abstained           1,100,595
                     Broker non-votes      289,385


      iv)    To approve the proposed Tyco Incentive Compensation
             Plan:

                     Voted for          33,176,460
                     Voted against       2,395,963
                     Abstained             828,026
                     Broker non-votes      289,385

     Item 6 - Exhibits and Reports on Form 8-K

     (a)     Exhibits

             11 - Earnings Per Share Computation
             27 - Financial Data Schedule

     (b)     Reports on Form 8-K

             A Form 8-K was filed by the Company on October 28, 1994 and Form 8-K/As were filed by the Company on November 1, 1994, November 2, 1994 and November 3, 1994 to put on file certain audited and unaudited historical financial information of the Company and Kendall.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    TYCO INTERNATIONAL LTD.


                                    /S/  Terry L. Hall
                                    --------------------------
                                    Terry L. Hall
                                    Vice President - Chief Financial Officer
                                    (Principal Accounting and Financial Officer)












     Date:  January 30, 1995

                             TYCO INTERNATIONAL LTD.

                                INDEX TO EXHIBITS




     Exhibit No.

          11                  Earnings Per Share Computation

          27                  Financial Data Schedule

                                                       EXHIBIT 11



                             TYCO INTERNATIONAL LTD.
                         Earnings Per Share Computation
                    (In thousands, except per share amounts)



                                                   Quarter Ended                Six months Ended
                                                     December 31,              December 31,
                                                  -------------------         --------------------
                                                    1994       1993             1994       1993
                                                  -------     -------         --------   ---------
     Calculation of earnings per share:

     Net Income before extraordinary item          $26,624    $43,402          $80,009    $85,470

     Extraordinary item                             (2,600)         -           (2,600)         -
                                                    -------   -------          --------   --------
     Net income                                     $24,024   $43,402          $77,409    $85,470
                                                    =======    ======           =======    ======
     Weighted average common shares issued
        and outstanding during the period            73,307    70,969            72,271     70,952

     Increase in weighted average common
        shares outstanding due to restricted
        stock plan, stock options and warrants        1,878     2,721             2,461      2,672
                                                     ------     -----            ------      -----

     Total common equivalent shares                  75,185    73,690            74,732     73,624
                                                    =======    ======            =======    ======
     Earnings per share:

     Before extraordinary item                         $0.35    $0.59             $1.07      $1.16

     Extraordinary item                                (0.03)       -             (0.03)          -
                                                     --------  ------            -------     -------

     Net income                                        $0.32    $0.59             $1.04      $1.16
                                                     =======   =======           =======     ======
