Form 10-Q/A
period 1994-12-31
TYCO INTERNATIONAL LTD
filed 1995-01-30
CIK 100441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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

                               INDEX TO FORM 10-Q/A
                                                                                 Page
                                                                                -----

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

 2. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q/A and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1994 included in the Company's Current Report on Form 8-K dated January 10, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

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