Form 10-Q
period 1995-03-31
TYCO INTERNATIONAL LTD
filed 1995-05-12
CIK 100441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

The number of shares of common stock outstanding as of May 2, 1995 was 76,338,652.

                                TYCO INTERNATIONAL LTD.

                                  INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----

Part I - Financial Information:

      Item 1 - Financial Statements -

                 Consolidated Balance Sheet - March 31, 1995 and
                     June 30, 1994                                           1-2

                 Consolidated Statement of Income for the Third Quarters
                     and Nine Months ended March 31, 1995 and 1994            3

                 Consolidated Statement of Changes in Shareholders'
                     Equity for the Nine Months ended March 31,
                     1995 and 1994                                            4

                 Consolidated Statement of Cash Flows for the Nine
                     Months ended March 31, 1995 and 1994                     5

                 Notes to Consolidated Financial Statements                   6

      Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Operating Results             10-12


Part II - Other Information:

      Item 6 - Exhibits and Reports on Form 8-K                              13

                         Part I - Financial Information

                         Item 1 - Financial Statements


CONSOLIDATED BALANCE SHEET

ASSETS

- -------------------------------------------------------------------------------
                                                 (unaudited)
(in thousands)                                  March 31, 1995    June 30, 1994
- -------------------------------------------------------------------------------


Current Assets:

Cash and cash equivalents                        $   45,403         $   75,843
Receivables, less allowance for doubtful
     accounts of $31,307 in fiscal 1995 and
     $29,311 in fiscal 1994                         551,135            515,160
Contracts in process                                110,059             79,475
Inventories                                         582,767            517,068
Deferred income taxes                               111,145            101,837
Prepaid expenses and other                           48,410             54,904
                                                 ----------         ----------
                                                  1,448,919          1,344,287
                                                 ----------         ----------


Property and Equipment:

Land                                                 33,611             33,235
Buildings                                           278,447            257,485
Machinery and equipment                             737,040            647,058
Leasehold improvements                               17,220             15,166
Construction in progress                             57,591             42,648
Accumulated depreciation                           (479,154)          (385,719)
                                                 ----------         ----------
                                                    644,755            609,873
                                                 ----------         ----------


Goodwill and Other Intangible Assets                971,854            918,791

Reorganization Value in Excess of
     Identifiable Assets                            110,401            115,201

Deferred Income Taxes                                80,878            112,691


Other Assets                                         46,790             39,978
                                                 ----------         ----------

                                                 $3,303,597         $3,140,821
                                                 ==========         ==========


See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

- --------------------------------------------------------------------------------
                                                   (unaudited)
(in thousands except share data)                  March 31, 1995   June 30, 1994
- --------------------------------------------------------------------------------


Current Liabilities:

Loans payable and current maturities of
     long-term debt                                $  103,716        $  163,164
Accounts payable                                      357,715           332,004
Accrued expenses                                      409,777           382,576
Contracts in process - billings
     in excess of costs                                68,022            63,324
Income taxes                                           73,148            73,301
                                                   ----------        ----------
                                                    1,012,378         1,014,369
                                                   ----------        ----------


Deferred Income Taxes                                   8,298            13,698

Long-term Debt                                        567,249           588,491

Other Liabilities                                     131,573           157,237

Commitments and Contingencies

Shareholders' Equity:

Preferred stock, $1 par value, authorized
     2,000,000 shares; none outstanding                     -                 -
Common stock, $.50 par value, authorized
     180,000,000 shares; outstanding 75,310,621
     shares in fiscal 1995 and 71,084,293
     shares in fiscal 1994, net of reacquired
     shares of 7,594,427 in fiscal 1995
     and 7,600,747 in fiscal 1994                      37,655            35,542
Capital in excess of par value, net of
     deferred compensation of $21,542 in
     fiscal 1995 and $9,318 in fiscal 1994            619,219           567,476
Currency translation adjustment                          (196)          (40,874)
Retained earnings                                     927,421           804,882
                                                   ----------        ----------

                                                    1,584,099         1,367,026
                                                   ----------        ----------

                                                   $3,303,597        $3,140,821
                                                   ==========        ==========






See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------------
For the Periods ended March 31,
1995 and 1994 (in thousands                                 Fiscal Third Quarter                     Fiscal Nine Months
except per share data)                                     1995             1994                 1995                 1994
- -----------------------------------------------------------------------------------------------------------------------------

Sales                                                   $1,135,100        $1,003,730          $3,286,995           $3,001,401
                                                        ----------        ----------          ----------           ----------

Costs and Expenses:

Cost of sales                                              830,840           743,403           2,403,466            2,222,254
Selling, general and administrative                        177,566           162,402             531,677              498,565
Merger and transaction related costs                             -                 -              37,170                    -
Interest                                                    15,583            13,949              47,286               47,269
                                                        ----------        ----------          ----------           ----------
                                                         1,023,989           919,754           3,019,599            2,768,088
                                                        ----------        ----------          ----------           ----------

Income before income taxes and
      extraordinary item                                   111,111            83,976             267,396              233,313

Income taxes                                               (46,156)          (34,460)           (122,432)             (98,327)
                                                        ----------        ----------          ----------           ----------

Income before extraordinary item                            64,955            49,516             144,964              134,986

Extraordinary item, net of tax benefit                           -                 -              (2,600)                   -
                                                        ----------        ----------          ----------           ----------

Net Income                                              $   64,955        $   49,516          $  142,364           $  134,986
                                                        ==========        ==========          ==========           ==========

Income Per Share:

      Before extraordinary item                              $ .85              $.67             $  1.93               $ 1.83

      Extraordinary item                                         -                 -                (.03)                   -

      Net income                                             $ .85             $ .67             $  1.89               $ 1.83

Cash dividends per common share                              $ .10             $ .10             $   .30               $  .30

Common equivalent shares                                    76,125            73,889              75,198               73,711



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months ended March 31, 1995 and 1994

- ------------------------------------------------------------------------------------------------------------------------------
                                                                        Capital in          Currency
                                                  Common Stock          Excess of           Translation         Retained
(in thousands)                                   $.50 Par Value         Par Value           Adjustment          Earnings
- ------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1993                           $35,462               $558,481            $(89,386)          $634,229

Net income                                                                                                       134,986
Dividends                                                                                                        (13,903)
Management equity compensation                                              1,041
Restricted stock grants,
  cancellations, tax
  benefits and other                                    16                  2,153
Warrants, options exercised                             65                  1,812
Currency translation adjustment                                                                 6,552
Amortization of deferred
  compensation                                                              2,764
                                                  --------               --------            --------           --------

Balance at March 31, 1994                          $35,543               $566,251            $(82,834)          $755,312
                                                  --------               --------            --------           --------




Balance at June 30, 1994                           $35,542               $567,476            $(40,874)          $804,882

Net income                                                                                                       142,364
Dividends                                                                                                        (19,825)
Management equity compensation
Restricted stock grants,
  cancellations, net tax
  benefits and other                                   151                    945
Warrants, options exercised                          1,962                 47,320
Currency translation adjustment                                                                40,678
Amortization of deferred
  compensation                                                              3,478
                                                  --------               --------            --------           --------

Balance at March 31, 1995                          $37,655               $619,219            $   (196)          $927,421
                                                  --------               --------            --------           --------


See notes to consolidated financial statements.




CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

- --------------------------------------------------------------------------------------------------
For the Nine Months ended March 31,
(in thousands)                                                         1995                 1994
- --------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                          $142,364              $134,986
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Extraordinary item                                               2,600                     -
      Depreciation                                                    66,447                65,748
      Amortization of intangibles                                     31,058                31,556
      Provision for management equity plans                                -                 8,524
      Deferred income taxes                                           17,708                41,722
      Provision for losses on accounts receivable
        and inventory writedowns                                      12,147                 7,805
      Changes in assets and liabilities net of
        effects from acquisitions and divestitures:
                (Increase) decrease in accounts receivable and
                  contracts in process                               (38,147)              156,332
                Increase in inventory                                (54,322)              (27,832)
                Decrease in accounts payable and
                  accrued expenses                                   (16,028)              (62,180)
                Increase (decrease) in income taxes payable              994                (2,202)
                Other                                                    942                   461
                                                                    --------              --------
      Net cash provided by operating activities                      165,763               354,920
                                                                    --------              --------

Cash Flows From Investing Activities:
Capital expenditures                                                 (88,196)              (63,088)
Purchase of businesses, net of cash acquired                         (58,031)              (23,824)
                                                                    --------              --------
      Net cash used in investing activities                         (146,227)              (86,912)
                                                                    --------              --------

Cash Flows From Financing Activities:
Proceeds from long term debt                                         144,889                     -
Payments on long-term debt and lines of credit                      (227,483)             (266,667)
Dividends paid                                                       (16,664)              (13,881)
Exercise of stock options and warrants                                49,282                 1,878
Other                                                                      -                  (344)
                                                                    --------              --------
      Net cash used in financing activities                          (49,976)             (279,014)
                                                                    --------              --------
Decrease in cash and cash equivalents                                (30,440)              (11,006)
Cash and cash equivalents at beginning of year                        75,843                50,041
                                                                    --------              --------
Cash and cash equivalents at end of period                          $ 45,403              $ 39,035
                                                                    ========              ========

Supplementary cash flow disclosure:
      Interest paid                                                 $ 46,992              $ 49,272
                                                                    ========              ========
      Income taxes paid                                             $ 74,158              $ 52,949
                                                                    ========              ========

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

 3.         Long-term debt is as follows:

            --------------------------------------------------------------------
                                                       March 31,        June 30,
            (in thousands)                               1995             1994
            --------------------------------------------------------------------

            Credit agreement                          $      -         $ 94,447
            Uncommitted lines of credit                 74,300           22,000
            Insurance company note due 1996             55,000          135,000
            8.25% subordinated notes due 2003                -          100,000
            8.125% public notes due 1999               144,895                -
            6.375% public debentures due 2004          104,282          104,236
            9.5% public debentures due 2022            199,571          199,559
            8.0% public debentures due 2023             49,958           49,957
            Other, including industrial revenue bonds   42,959           46,456
                                                      --------         --------
                                                       670,965          751,655
            Less current portion and loans payable     103,716          163,164
                                                      --------         --------
                                                      $567,249         $588,491
                                                      ========         ========




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

            In connection with the refinancing of Kendall's notes, the Company recorded a charge of $4.3 million ($2.6 million after tax), representing unamortized debt issuance fees and a call premium, as an extraordinary loss for the Company's quarter ended December 31, 1994.

            Under its various loan agreements, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

4. The Company has an agreement under which it sells participating interests in a defined pool of trade accounts receivable. Proceeds of $150 million from the sale are less than the face amount of accounts receivable sold by an amount which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount was $2.2 million and $1.3 million during the third quarter of fiscal 1995 and 1994, respectively, and $5.8 million and $2.6 million for the first nine months of fiscal 1995 and 1994, respectively, and has been included in selling, general and administrative expense in the Company's Consolidated Statement of Income.





 5.         Selected information for the Company's four industry segments follows (in thousands):

                                                            Third Quarter Ended               Nine Months Ended
                                                               March 31,                          March 31,
                                                        -----------------------            ----------------------
                                                        1995               1994            1995              1994
                                                        ----               ----            ----              ----
             Sales:
             Fire Protection                        $  419,389         $  386,147      $1,221,333         $1,150,146
             Flow Control Products                     250,132            220,385         731,106            652,174
             Electrical and Electronic
               Components                              107,313            106,612         312,951            321,190
             Disposable and Specialty
                Products                               358,266            290,586       1,021,605            877,891
                                                    ----------         ----------      ----------         ----------
                                                    $1,135,100         $1,003,730      $3,286,995         $3,001,401
                                                    ==========         ==========      ==========         ==========
             Income Before Income Taxes
                amd Extraordinary Item:
             Fire Protection                        $   21,774          $  18,621      $   59,572         $   52,890
             Flow Control Products                      22,588             18,477          62,799             52,413
             Electrical and Electronic
               Components                               19,246             17,767          55,841             53,861
             Disposable and Specialty
               Products                                 69,402             47,969         189,802            134,256
                                                    ----------         ----------      ----------         ----------
                  Total operations                     133,010            102,834         368,014            293,420
             Interest expense                          (15,583)           (13,949)        (47,286)           (47,269)
             Corporate and other
               amounts                                  (6,316)            (4,909)        (53,332) (1)       (12,838)
                                                    ----------         ----------      ----------         ----------
                                                    $  111,111          $  83,976      $  267,396         $  233,313
                                                    ==========         ==========      ==========         ==========

(1) The nine months ended March 31, 1995 include charges of $37.2 million for merger and transaction related costs. See Note 1 to these consolidated financial statements.

                                                                 8

 6. Differences between the provision for federal income taxes at the statutory rate and the amounts provided are as follows
            (in thousands):

                                                 Third Quarter Ended                  Nine Months Ended
                                                      March 31,                            March 31,
                                               -------------------------            --------------------
                                               1995                 1994            1995            1994
                                               ----                 ----            ----            ----
             Provision at statutory
               rate                           $38,889             $29,392        $  93,589         $81,660
             State income taxes                 4,647               2,548           12,093           7,972
             Non-deductible merger
               and transaction related
               costs                                -                   -            7,009               -
             Depreciation and amorti-
               zation under purchase
               accounting                       2,794               2,616            8,499           8,222
             Foreign earnings taxed
               at different rates               2,513               2,024            4,455           4,711
             Effect of rate changes            (2,400)                  -           (2,400)         (3,224)
             Other                               (287)             (2,120)            (813)         (1,014)
                                              -------             -------         --------         -------
             Provision for income
               taxes                          $46,156             $34,460         $122,432         $98,327
                                              =======             =======         ========         =======

            In the normal course, the Company's federal income tax returns are examined by the Internal Revenue Service and, in connection with such examinations, significant assessments could arise. Currently, the Company's fiscal 1991 and 1992 returns are under examination. Ultimate resolution of such assessments, if any, is not expected to have a material adverse effect on the Company's financial position or results of operations.


 7.         Inventories are classified as follows (in thousands):

                                            March 31, 1995       June 30, 1994
                                            --------------       -------------
         Purchased materials and
           manufactured parts                 $ 173,078             $145,965
         Work in process                         96,201               92,786
         Finished goods                         313,488              278,317
                                               --------             --------
                                              $ 582,767             $517,068
                                               ========             ========

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

For the first nine months of fiscal 1995, income before extraordinary item was $145.0 million, or $1.93 per share, compared with $135.0 million, or $1.83 per share, for the first nine months of fiscal 1994. Excluding the $31.2 million, or $0.41 per share, after tax charge for merger and transaction related costs related to the Kendall transaction in fiscal 1995 (see Note 1 to the consolidated financial statements), income before extraordinary item rose 30% to $176.1 million, or $2.34 per share. The increase was attributable to strong operating results in the Disposable and Specialty Products group as well as increased income in each of the Company's other business segments.


Results of Operations

Third Quarter of Fiscal 1995 Compared to Third Quarter of Fiscal 1994:

Sales increased 13% during the third quarter of fiscal 1995 to $1.1 billion from $1.0 billion in the third quarter of fiscal 1994. Sales of the Fire Protection group increased $33.2 million to $419.4 million, or 9%, due primarily to increased sales in the North American and Asia-Pacific contracting businesses. Sales were relatively unchanged in Europe, where the impact of the sale of certain fire products operations in the fourth quarter of fiscal 1994 was offset by the impact of changes in average foreign exchange rates on non-U.S. dollar denominated sales. Sales of the Flow Control group increased $29.7 million to $250.1 million, or 13%, reflecting increased volume at Grinnell's distribution operations, Allied's pipe and tube business, Mueller and the Company's European flow control businesses. Sales of the Electrical and Electronic Components group increased slightly to $107.3 million, or 1%, resulting principally from higher sales at Allied's electrical operations offset by lower sales of underwater communications cable systems at Simplex and lower sales at the printed circuit businesses. Sales of the Disposable and Specialty Products group increased $67.7 million to $358.3 million, or 23 %, due principally to increased sales at Kendall, Armin and, to a lesser extent, Ludlow.

For the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994, operating profits of the Fire Protection group increased $3.2 million to $21.8 million, or 17%, due principally to higher margins in North American and Asia-Pacific fire protection contracting partially offset by slightly lower margins in the European contracting operations. Operating profits of the Flow Control group increased $4.1 million to $22.6 million, or 22%, due to increased earnings at Mueller, Allied's pipe and tube business and the European flow control operations. Operating profits of the Electrical and Electronic Components group increased $1.5 million to $19.2 million, or 8%, due to higher earnings at Simplex and Allied's electrical operations. Operating income of the Disposable and Specialty Products group increased $21.4 million to $69.4 million, or 45%, due primarily to higher operating profits at Kendall, Armin and, to a lesser extent, Ludlow.

The impact on the consolidated results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the third quarter of fiscal 1995 as compared to the same period of fiscal 1994 was not material.

Interest expense increased $1.6 million to $15.6 million during the third quarter of fiscal 1995 from the third quarter of fiscal 1994 due principally to higher average debt levels as well as higher interest rates.

First Nine Months of Fiscal 1995 Compared with First Nine Months of Fiscal 1994:

Sales during the first nine months of fiscal 1995 were $3.3 billion, a 10% increase over fiscal 1994 sales of $3.0 billion. Sales of the Fire Protection group increased $71.2 million to $1,221.3 million, or 6%, due to increased sales in the North American and Asia-Pacific contracting business partially offset by slightly lower sales in the European contracting business. The decline in Europe was principally the result of the sale of certain fire products businesses in the fourth quarter of fiscal 1994. This decline was partially offset by the impact of changes in average foreign currency exchange rates on non-U.S. dollar denominated sales in the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994. Had average foreign currency exchange rates during the first nine months of fiscal 1995 remained constant with the averages during the first nine months of fiscal 1994, and excluding the effect of the fire products sale, Fire Protection group sales would have increased approximately $65.5 million or 6%. Sales of the Flow Control group increased $78.9 million to $731.1 million, or 12%, reflecting higher volume at Allied, Mueller and Grinnell's distribution operations. Sales of the Electrical and Electronic Components group decreased $8.2 million to $313.0 million, or 3%, resulting principally from lower sales of underwater communications cable systems at Simplex. Sales of the Disposable and Specialty Products group increased $143.7 million to $1,021.6 million, or 16%, due to increased sales principally at Kendall, Armin and, to a lesser extent, Ludlow.

For the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994, operating profits of the Fire Protection group rose $6.7 million to $59.6 million, or 13%, due principally to higher margins at the North American and Asia-Pacific contracting and manufacturing businesses partially offset by slightly lower margins at the European contracting businesses. The operating profits of the Flow Control group increased $10.4 million to $62.8 million, or 20%, resulting principally from increased earnings at Mueller and Grinnell's North American distribution operations. Operating profits of the Electrical and Electronic Components group increased $2.0 million to $55.8 million, or 4%, due to increased earnings at Simplex somewhat offset by decreased margins at Allied's electrical business. Operating profits of the Disposable and Specialty Products group increased $55.5 million to $189.8 million, or 41%, reflecting higher earnings principally at Kendall, Armin and, to a lesser extent, Ludlow.

The impact on the consolidated results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the first nine months of fiscal 1995 as compared to the same period of fiscal 1994 was not material.

Interest expense was $47.3 million for both the first nine months of fiscal 1995 and the first nine months of fiscal 1994. Lower average debt balances were offset by higher interest rates in fiscal 1995 as compared to fiscal 1994.

During the second quarter of fiscal 1995, the Company refinanced $100 million principal amount of Kendall's subordinated notes due 2003. In connection with the refinancing, the Company recorded a charge of $4.3 million ($2.6 million after tax), representing unamortized debt issuance fees and a call premium, as an extraordinary loss.


Liquidity and Capital Resources

As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $165.8 million during the first nine months of fiscal 1995. The significant changes in working capital accounts were an increase of $38.1 million in accounts receivable and contracts in process, an increase of $54.3 million in inventory and a $15.2 million decrease in accounts payable and accrued expenses. Net changes in other working capital accounts were not significant during the period. Working capital requirements for the remainder of fiscal 1995 are not expected to change significantly.

During the first nine months of fiscal 1995, the Company used $88.2 million to purchase property and equipment; an aggregate of $58.0 million to acquire a European fire products company, a European flow control company, three U.S. flow control companies and three U.S. disposable health products companies; $16.7 million to pay dividends and $82.6 million to reduce total debt. The Company received $49.3 million of cash during the first nine months of fiscal 1995 from the exercise of stock options and warrants.

The level of capital expenditures is expected to increase in fiscal 1995 as compared to fiscal 1994 and the source of funds for such expenditures is expected to be cash from operations.

At March 31, 1995 the Company's total debt was $671.0 million as compared to $751.7 million at June 30, 1994. In November 1994, the Company issued $145 million principal amount of 8.125% notes due 1999. The proceeds were used, in part, to refinance $100 million principal amount of Kendall's subordinated notes due 2003. The balance was used to refinance, in part, $80 million of insurance company notes that were due on January 30, 1995. In October 1994, the Company replaced its credit agreements with a new credit agreement which gives the Company the right to borrow $300 million or a portion thereof until October 1999 (see Note 3 to the consolidated financial statements). The Company believes that its funding sources are adequate for its anticipated requirements through expected cash flows from operations and established financing arrangements.

Shareholders' equity was $1.6 billion or $21.03 per share at March 31, 1995 compared to $1.4 billion or $19.23 per share at June 30, 1994. The increase is due to fiscal 1995 net income, to the exercise of stock options and warrants and to the translation of assets, principally goodwill, and liabilities of foreign operations into U.S. dollars. Due to a weaker dollar against foreign currencies at March 31, 1995 as compared to June 30, 1994, the net assets recorded in local currencies translated into a greater amount of U.S. dollars, resulting in an increase in the various asset and liability accounts as well as shareholders' equity. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 30% at March 31, 1995 and 35% at June 30, 1994. The change is due principally to the decrease in debt and the increase in shareholders' equity discussed above.


Backlog

The backlog of unfilled orders was approximately $1,029.0 million at March 31, 1995 and $763.0 million at June 30, 1994. The increase is principally attributable to a $151.0 million increase at Simplex, where backlog was increased by an order extension on a multi-year contract for the manufacture of underwater communications cable systems. Backlog also increased in each of the Company's other business segments.

     Item 6 - Exhibits and Reports on Form 8-K
     -----------------------------------------

     (a)    Exhibits

            11 - Earnings Per Share Computation
            27 - Financial Data Schedule

     (b)    Reports on Form 8-K

            None

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   TYCO INTERNATIONAL LTD.

                                   /s/  Mark H. Swartz
                                   ---------------------------------------
                                   Mark H. Swartz
                                   Vice President - Chief Financial Officer
                                   (Principal Accounting and Financial Officer)







Date:  May 12, 1995

                              TYCO INTERNATIONAL LTD.

                                INDEX TO EXHIBITS




     Exhibit No.
     -----------

         11                Earnings Per Share Computation

         27                Financial Data Schedule