Form 10-K
period 1995-06-30
TYCO INTERNATIONAL LTD
filed 1995-09-20
CIK 100441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1995
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to

                                     1-5482
                            (Commission File Number)
                            ------------------------
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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                            ON WHICH REGISTERED
   COMMON STOCK, PAR VALUE $.50                      NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X . No    .
                                              ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. X .
           ---

    The aggregate market value of voting common stock held by nonaffiliates of registrant was $4,592,748,188 as of September 1, 1995.

    The number of shares of common stock outstanding as of September 15, 1995 was 76,366,995.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement which has been filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III.

    See pages 15 and 16 for the exhibit index.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Tyco International Ltd. (the "Company"), through its divisions and operating subsidiaries, maintains strong leadership positions in each of its segments of its respective markets for disposable medical supplies and other specialty products, fire protection systems, flow control products and electrical and electronic components. The disposable and specialty products segment includes Kendall International, Inc. ("Kendall"), which was acquired during fiscal 1995 through a merger that has been accounted for using the pooling of interests method of accounting. See Notes 1 and 2 to the Consolidated Financial Statements for a further description of this transaction. See Notes 13 and 14 to the Consolidated Financial Statements for certain consolidated segment and geographic financial data relating to the Company's businesses.

DISPOSABLE AND SPECIALTY PRODUCTS

    Tyco's Disposable and Specialty Products Group consists of Kendall, Ludlow Corporation ("Ludlow") and Armin Plastics ("Armin"). Kendall manufactures, markets and distributes medical supplies and adhesive products and tapes. In addition, Kendall markets and distributes home health care products. Ludlow is a manufacturer of disposable medical products, technical products, laminated and coated products, extrusion coated polyester yarns and woven fabrics, and deep-drawn metal parts. Armin is a leading independent manufacturer of polyethylene film and packaging products.

  Kendall

    Tyco acquired Kendall during October 1994. Kendall conducts its operations through four business units: Kendall Healthcare, Kendall International ("International"), Futuro and Polyken. Kendall's products are manufactured at 18 locations in North America, the United Kingdom, Germany, Mexico, China, Thailand and Malaysia.

    In each of its business units, Kendall competes with a number of other companies, including a number of larger well-established companies. Kendall relies on its reputation for excellent quality and dependable service, together with its low cost manufacturing and innovative products, to compete in its markets.

    Kendall Healthcare. The Kendall Healthcare business unit markets a broad range of wound care, vascular therapy, urological care, incontinence care, anesthetic care and other products to U.S. and Canadian hospitals and alternate site health care customers. Kendall Healthcare leads the industry in gauze production with its Kerlix(R) and Curity(R) brands. Kendall Healthcare's other core domestic product category consists of its vascular therapy products, principally anti-embolism stockings marketed under the T.E.D.(R) brand name, sequential pneumatic compression devices sold under the SCDTM brand name and a venous plexus foot pump marketed under the A-V Impulse System(R) brand name. Kendall Healthcare pioneered the pneumatic compression form of treatment and continues to be the dominant participant in the pneumatic compression and elastic stocking segments of the vascular therapy market.

    Kendall Healthcare distributes its products both directly through its sales force and through a network of over 250 independent distibutors. Kendall Healthcare's sales force is divided into two groups, one promoting its vascular therapy products and the other promoting its wound care and other health care products. Most of the U.S. distributors also sell similar products made by Kendall's competitors, a practice common in the industry.

    Kendall's Superior Healthcare Group, Inc., manufactures a broad line of disposable medical supplies including respiratory, urology and nursing care products. In October 1994, Kendall acquired

Sheridan Catheter Corporation, a manufacturer of airway managment, temperature monitoring and specialty products serving patients in anesthesia, critical care and emergency medicine.

    International. International is responsible for the manufacturing, marketing, distribution and export of Kendall products in numerous countries worldwide. International's operations are organized primarily into three geographic regions--Europe, Latin America and the Far East. International generally markets a range of products, similar to those of Kendall Healthcare and, to a lesser extent, Futuro, although the mix of product lines varies from country to country. International markets directly to hospital and medical professionals and through independent distributors.

    Futuro. The Futuro business unit manufactures and distributes Kendall's home health care products to retail consumers and professional health care providers. The unit has a broad first-aid line sold under the Curity(R) and Curad(R) brand names, including products such as Curad(R) adhesive bandages, Telfa(R) pads and "kids size" bandages with character themes utilizing various licensed trade names. Other home health care products include elastic supports and braces, graduated compression hosiery, ambulation aids and patient aids such as canes and crutches.

    Futuro markets its home health care products primarily through a nationwide distributor network to more than 35,000 pharmacies and retail outlets, including food and mass merchandisers. Futuro's direct sales force is responsible for pharmacy sales and selected key accounts outside the retail pharmacy market. A separate network of broker sales representatives handles all other sales.

    Polyken. The Polyken division manufactures and markets specialty adhesive products and tapes for industrial applications including external corrosion protection tape products for oil, gas and water pipelines. Other industrial applications include tapes used in the automotive industry for wire harness wraps, sealing and other purposes, and tapes used in the aerospace and heating and air conditioning (HVAC) industries. Polyken also produces duct, packaging and electrical tapes for consumer applications and bandages and medical tapes for Kendall's healthcare product units and for others.

    Polyken generally markets its pipeline products directly, working with local manufacturing representatives, international engineering and construction companies, and the owners and operators of pipeline transportation facilites. Polyken sells its other industrial products either directly to major end users or through diverse distribution channels, depending on the industry being served.

  Ludlow

    Technical Products Division. Ludlow's Technical Products division manufactures and sells a variety of disposable medical products, specialized paper and film products. These products include recording chart papers for medical and industrial instrumentation, disposable electrodes for medical devices, hydrogels, high quality facsimile paper, adhesive tapes and pressure sensitive coated papers and films used for business forms and in printing applications. These products are marketed primarily by the division's internal sales force. The division's manufacturing plants are located in Massachusetts and Washington. Competitors vary from small regional firms to larger firms that compete with Ludlow on a national basis. Competition is on the basis of price and quality.

    In December 1993, the Company acquired the businesses of Uni-Patch, Inc. and Classic Medical Products, both manufacturers and distributors of medical electrodes and related products. Uni-Patch manufactures and distributes transcutaneous electrical nerve simulation ("TENS") electrodes and related products which are used primarily in physical therapy and other forms of rehabilitation medicine. Classic manufactures medical electrodes for EKGs and similar diagnostic tests. In March 1994, Tyco purchased the Promeon electrode gel business from Medtronics, Inc. Promeon is a leading manufacturer of gels which are used with medical electrodes for testing and other monitoring purposes. All of these businesses have been integrated into Ludlow's existing facilities except for Uni-Patch, which maintains a manufacturing facility in Minnesota. In fiscal 1995, the Company acquired

LMI, a manufacturer of medical electrodes and Cambrex, which produces hydrogel wound care products.

    Laminating and Coating Division. Ludlow's Laminating and Coating division produces protective packaging and other materials made of coated or laminated combinations of paper, polyethylene and foil. Coated packaging materials provide barriers against grease, oil, light, heat, moisture, oxygen and other contaminants that could damage the contained products. The division produces structural coated and laminated products such as plastic coated kraft, linerboard and bleached boards for rigid urethane insulation panels, automotive components and wallboard panels. Other applications include packaging for photographic film, frozen foods, health care products, electrical and metallic components, agricultural chemicals, cement and specialty resins. The division competes with numerous specialized competitors in its various markets. The division has two manufacturing plants located in Louisiana and Mississippi.

    Ludlow markets its laminated and coated products through its internal sales force and independent manufacturers' representatives. The Company competes with many large manufacturers of laminated and coated products on the basis of price, service, marketing coverage and custom application engineering.

    Twitchell. The Twitchell division of Ludlow manufactures extrusion coated polyester yarns and woven fabrics and woven and knit paper fabrics. These fabrics are sold by Twitchell's internal sales force to manufacturers for use principally in outdoor furniture, awnings, housewares and other specialty products. Non-woven coated fabric is manufactured and sold for use as disposable medical clothing. The division's plant is located in Alabama. Competition is on the basis of price, quality and service. Twitchell competes with a number of U.S. and foreign manufacturers in the sale of extrusion coated polyester yarns.

    Accurate Forming. Ludlow's Accurate Forming division manufactures deep-drawn metal parts, primarily barrels, caps and clips for pens and pencils and containers, caps and closures for cosmetics, pharmaceutical packaging and automotive applications. Accurate sells its products on a direct basis through its internal sales force and also utilizes manufacturers' representatives. The Company competes with many small, independent deep-drawn metal manufacturers and plastic extruders, several of which have manufacturing locations in the Far East. Competition is on the basis of price. Accurate's facility is located in New Jersey.

    Ludlow's backlog amounted to $40 million at June 30, 1995 and $33 million at June 30, 1994.

  Armin

    Armin manufactures polyethylene film and packaging products in a wide range of size, gauge, construction strength, stretch capacity, clarity and color. Armin extrudes low density, high density and linear low density polyethylene film from resin purchased in pellet form. Polyethylene film is flexible and malleable. Armin also uses such additives as coloring, slip and anti-block chemicals. Examples of Armin's product mix include plastic supermarket packaging, greenhouse sheeting, shipping covers and liners and a variety of other packaging configurations for the aerospace, agricultural, automotive, construction, cosmetics, electronics, food processing, healthcare, pharmaceutical and shipping industries. Armin also manufactures a number of other polyethylene products, such as reusable plastic pallets, transformer pads for electric utilities, and a large variety of disposable gloves for the cosmetic, medical, foodhandling and pharmaceutical industries. A majority of all sales are generated through Armin's internal sales force. Armin serves over 6,000 customers in the United States and has 11 plants in New Jersey, Oklahoma, California, South Carolina, North Carolina and Georgia.

    Armin competes with a wide range of manufacturers including some vertically integrated companies that manufacture polyethylene resins for their own use. Armin competes in many market segments by emphasizing product innovation, specialization and customer service. Armin's backlog amounted to $16 million at June 30, 1995 and $20 million at June 30, 1994.

FIRE PROTECTION

    The Company engages in fire protection contracting and in the manufacture and distribution of fire protection products and equipment.

    The Company's Grinnell subsidiary ("Grinnell"), which was founded in 1850, is the largest installer, manufacturer and supplier of automatic sprinkler and fire protection and detection systems in North America. Wormald International Limited ("Wormald") which was founded in 1889, operates as a major fire protection company with contracting, manufacturing and distribution operations throughout Western Europe and Asia-Pacific. The combination of Grinnell and Wormald has resulted in creating the largest fire protection company in the world, forming a network of over 200 offices on five continents.

  Contracting

    As the largest fire protection contractor in the world, the Company designs, fabricates, installs and services automatic sprinkler and fire suppression systems in buildings and other installations. Grinnell's fire protection contracting business in North America operates through a network of offices located in the United States, Canada, Mexico and Puerto Rico. Internationally, the Company engages in fire protection contracting through a network of offices in the United Kingdom, Ireland, France, Spain, Belgium, the Netherlands, Germany, Italy, Austria, Switzerland, Denmark, Norway, Sweden, United Arab Emirates, Saudi Arabia, Australia, New Zealand, Hong Kong, Singapore, Taiwan, Malaysia, Thailand and Indonesia.

    The Company installs fire protection systems in both new and existing structures. Typically, the contracting businesses bid on contracts for fire protection installation which are let by owners, architects, construction engineers and mechanical or general contractors. In recent years, the business of retrofitting existing buildings in the United States and Canada has grown as a result of local and state legislation requiring installation of fire protection systems and reduced insurance premiums available on structures with automatic sprinkler systems. The retrofitting and servicing of fire protection systems in existing buildings represented approximately 60% of Grinnell's North American contracting sales in fiscal 1995.

    A majority of the fire suppression systems installed by the Company are water-based, but the Company is also the world's leader in providing custom designed special hazard fire protection systems which incorporate various specialized non-water agents such as foams, dry chemicals and gases. Systems using agents other than water are suited for fire protection in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, telecommunications, mining and marine applications. The Company holds exclusive manufacturing and distribution rights in several regions of the world for INERGEN(R) fire suppression products. INERGEN(R), an alternative to the ozone depleting agent known as halon, consists of a mixture of three inert gases designed to effectively extinguish fires without polluting the environment or damaging costly equipment.

    The Company also services, maintains, repairs and inspects fire suppression systems installed by the Company and other contractors. In Australia, New Zealand and Asia, the Company, through its O'Donnell Griffin division, also engages in the installation of electrical wire and related electrical equipment in new and existing structures and offers specialized electrical contracting services in these markets including applications for railroad and bridge construction.

    Substantially all the mechanical components (and, in North America, most of the pipe) used in the fire protection systems installed by the Company are manufactured in the Company's own facilities.

The Company also has fabrication plants worldwide that cut, thread and weld pipe, which is then shipped with other prefabricated components to job sites for installation. The Company also installs alarms, detection and activation devices and centralized monitors. The Company has developed its own computer-aided-design technology that reduces the time required to design systems for specific applications and coordinates fabrication and delivery of system components.

    In its fire protection contracting business, the Company employs both non-union and union employees in North America, Europe and Asia-Pacific. Many of the union employees are employed on an hourly basis for particular jobs. In North America, the largest number of union employees is represented by a number of local unions affiliated with the United Association of Plumbers and Pipefitters ("UAP"). During fiscal 1994, Grinnell's contracts with a number of locals of the UAP were not renewed following lengthy negotiations. Employees in those locations, representing 64% of those employees represented by the UAP unions, went on strike. Grinnell has continued to operate with former union members who have crossed over and with replacement workers. The labor action has not had, and is not expected to have, any material adverse effect on Grinnell's business or results of operations.

    Generally, competition in the fire protection business varies by geographic location. In North America, Grinnell competes with hundreds of smaller contractors on a regional or local basis for the installation of fire suppression and alarm and detection systems. Many of the regional and local competitors employ non-union labor. In Europe, the Company competes with many regional or local contractors on a country by country basis. In Australia, New Zealand and Asia, the Company competes with a few large fire protection contractors as well as with many smaller regional or local companies. The Company competes for fire protection contracts primarily on the basis of price, service and quality.

  Manufacturing and Distribution

    The Company manufactures most of the components used in its own fire protection contracting business, as well as a variety of products for sale to other fire protection contractors. In North America, the Company manufactures pipe and pipe fittings, fire hydrants, sprinkler heads and substantially all of the mechanical sprinkler components used in an automatic fire suppression system. In the United Kingdom, France, Germany and Asia-Pacific, the Company manufactures and sells sprinkler heads, specialty valves, fire doors and electronic panels for use in fire detection systems. In Mexico, the Company manufactures fire extinguishers, fire hose and related equipment.

    At Ansul, Incorporated (Wisconsin) and Total Parsch (Mexico), the Company manufactures and sells various lines of dry chemical, liquid and gaseous portable fire extinguishers and related agents for industrial, government, commercial and consumer applications. These operating units also manufacture and sell special hazard fire suppression systems designed for use in restaurants, earth moving equipment, marine applications, mining applications, the petrochemical industry, confined industrial spaces and commercial spaces housing delicate and electronic equipment. Ansul Incorporated also manufactures spill control products designed to absorb, neutralize and solidify spills of various hazardous materials.

    Fire protection products are sold through the Company's flow control products distribution network discussed in "Flow Control", below, and through independent distributors.

  Backlog

    Fire protection contracting backlog amounted to $558 million at June 30, 1995 and $439 million at June 30, 1994. The increase in backlog is due to increases in North America, Europe and Asia.

FLOW CONTROL PRODUCTS

    The Company is a manufacturer and distributor of flow control products in North America, Europe and Asia-Pacific. Flow control products include pipe, fittings, valves, meters and related products which are used to transport, control and measure the flow of liquids and gases. Products are manufactured at 22 plants in North America, the United Kingdom, Germany and Switzerland, and distributed through the Company's own worldwide distribution network and through independent distributors. The Company's Flow Control Group includes Allied Tube & Conduit Corporation ("Allied"), Mueller Co. ("Mueller") and Tyco's worldwide flow control operations.

  Manufacturing

    In North America the Company manufactures and distributes a wide range of flow control products, including pipe and pipe fittings, tubing, forged steel fittings and valves, meters, couplings, pipe hangers, strut and related components. These products are used in plumbing, heating, ventilation and air conditioning (HVAC) systems, mechanical contracting, power generation, water and gas utilities, oil and gas exploration, petrochemical and numerous other industrial applications. The Company also manufactures certain related products such as steel tubing, custom iron castings, malleable iron pipe fittings and fencing materials. In Europe the Company manufactures Teflon lined specialty valves for use in highly corrosive environments and specialty high performance butterfly valves and ball valves that are used principally in the oil and gas, chemical and processing industries.

    Allied is the leading North American manufacturer of pipe and other tubular products. Allied manufactures a full line of steel pipe for the fire protection and construction industries and for commercial, residential and institutional markets. Its mechanical tube division offers steel tubing in a wide assortment of shapes and sizes for a variety of industrial and commercial applications. Allied's fence division is a leader in the manufacture of products for the residential and industrial/commercial fence market.

    In 1995, the Company acquired Tectron Tube, a U.S. based manufacturer of welded steel tubing for the automotive, furniture, bicycle and various other markets. The Company also acquired Unistrut International Corp., a manufacturer of metal framing systems used in the construction, industrial and OEM markets.

    Mueller, a manufacturer of water and gas distribution products, manufactures fire hydrants, iron butterfly and gate valves, service line brass valves and fittings, gas valves and meter bars, water meters, backflow preventers and related products for sale to independent distributors and, to a lesser extent, directly to waterworks contractors, municipalities and gas companies throughout the United States and Canada.

  Distribution

    The Company operates through a 49 branch distribution network for the sale of flow control and fire protection products in North America. Three Regional Distribution Centers ("RDC's") are strategically located in Georgia, Illinois and California to support the branches' product needs and to ship directly to customers. Each RDC stocks over 8,500 products. The Company also stocks and sells products through various distribution centers in Europe, Australia, New Zealand, the Middle East and Asia. In Europe, the Company distributes fire protection products through warehouses located in the Netherlands, the United Kingdom, Germany and France. Products are sold principally to distributors and to fire protection contractors and in some instances to mechanical and industrial contractors. In the Asia-Pacific region, the Company distributes fire protection and flow control products through warehouses located in Australia, New Zealand and Singapore. Products are sold directly to fire protection and other contractors as well as to mechanical and industrial contractors and independent distributors. Through the various distribution channels, the Company offers its products to distributors and sprinkler contractors and, to a lesser extent, mechanical and industrial contractors and original equipment manufacturers. While distribution patterns vary, most centers stock an extensive line of valves, fittings, pipe and other products for fire protection systems, components for HVAC installations and water and gas distribution, and specialized valves and piping for the chemical, food and beverage processing industries. Products manufactured by the Company accounted for approximately 77% of its North American distribution sales in fiscal 1995.

    Grinnell's North American distribution network competes with independent manufacturers' representatives and other manufacturers and to a lesser extent with local and regional supply houses, all of which carry lines of other domestic or foreign manufacturers. Grinnell competes on the basis of price, the breadth of its product line, delivery and quality. Grinnell competes for the sale of gray iron pipe fittings, malleable iron fittings and other flow control products and fire protection sprinklers and devices principally with other domestic producers. Grinnell uses an internal sales force for the sale of certain other iron castings sold direct to OEMs and other end users.

    Allied competes for the sale of steel pipe, which is sold through Grinnell's distribution network discussed above, with pipe from other domestic and foreign producers. Competition for the sale of pipe is based on price, service and breadth of product line. Fence and other specialized industrial tubing is sold to wholesalers, original equipment manufacturers and other distributors. Competition for the sale of fence products is principally from national and regional domestic producers and to a lesser extent from foreign companies, on the basis of price, service and distribution. The Company competes with many small regional manufacturers for sales of specialized industrial tubing on the basis of price and breadth of product line.

    Mueller's water and natural gas distribution flow control products are sold through independent distributors, and, to a lesser extent, directly to utilities, municipalities and gas distribution companies. The Company competes for the sale of these products on the basis of product quality, service, breadth of product line and conformity with municipal codes and other engineering standards. The Company competes with several other manufacturers in the United States and Canada for the sale of iron and brass flow control devices for water and natural gas distribution systems.

  Backlog

    Backlog of the Flow Control group amounted to $82 million at June 30, 1995 and $58 million at June 30, 1994.

ELECTRICAL AND ELECTRONIC COMPONENTS

    The Company's electrical and electronic components group consists of Simplex Technologies, Inc. ("Simplex"), the Company's Printed Circuit Group and Allied's Electrical Conduit division. Simplex manufacturers underwater communications cable and cable assemblies. The Printed Circuit Group manufactures printed circuit boards and assembles backplanes for the electronics industry. Allied manufactures and distributes electrical conduit and related components used in commercial electrical installations.

  Simplex

    Simplex is the largest U.S. manufacturer of undersea fiber optic telecommunications cables. Simplex also manufacturers cable and cable assemblies for the U.S. Navy, underwater electric power cable for use by power authorities and utilities, and electro-mechanical cable for unique field applications. Simplex's principal customer is AT&T, which accounted for approximately 86% of its revenues in fiscal 1995.

    Under a multi-year engineering development program, Simplex and AT&T Bell Laboratories, Inc. have developed a proprietary encapsulation process for AT&T supplied optic fibers used in underwater telecommunications cables. Simplex manufactures the cable and performs system assembly and has proprietary rights to the encapsulation process. From 1986 through June 30, 1995, Simplex manufactured in excess of 100,000 kilometers of undersea optical cable deployed by AT&T. In fiscal 1995 Simplex delivered the first of a new generation of high capacity undersea systems. These systems have enhanced operating capabilities including much greater data rates, increased capacity and a new fiber design. Simplex's encapsulation and systems' assembly and testing processes are being adapted to incorporate the new requirements.

    For more than thirty years, Simplex has been the primary supplier of cable and cable assemblies to the U.S. Navy for use in data-gathering systems. Cable for U.S. Navy systems is manufactured under various types of contracts including cost-plus-incentive fee, time and material and fixed-price.

    Simplex, usually in conjunction with AT&T, competes on a worldwide basis primarily against two other entities: Alcatel-Alsthom, located in France along with its subsidiary, Standard Telephone Co. ("STC"), located in England; and KDD, located in Japan. Alcatel/STC is vertically integrated and produces its own cable, whereas AT&T utilizes Simplex in the manufacture of its underwater cable and KDD utilizes a Japanese cable manufacturer.

    Simplex owns a special-purpose 500,000 square foot manufacturing facility on a deep river site in New Hampshire, with direct access to the Atlantic Ocean.

    Simplex's backlog was approximately $336 million at June 30, 1995 and $191 million at June 30, 1994. Simplex normally sells cable under long-term multi-million dollar contracts, and the amount of its backlog as of any date is affected by contract issuance for major systems and by timing of completion of such underwater communications cable systems. During the first quarter of fiscal 1995, Simplex received a $250 million order extension on a multi-year contract.

  Printed Circuit Group

    Tyco's Printed Circuit Group of companies (the "Group") is one of the largest independent manufacturers of multi-layered printed circuit boards and assemblers of backplanes in the United States. Printed circuit boards are used in the electronics industry to mount and interconnect components to create electronic systems. They are categorized by the number of sides or layers that contain circuitry, which could be single-sided, double-sided or multi-layer. In general, single and double-sided boards are less advanced. Multi-layer boards provide greater interconnection density while decreasing the number of separate printed circuit boards which are required to accommodate powerful and sophisticated components. Backplanes include printed circuit boards and are assemblies of connectors and other electronic components which distribute power and interconnect printed circuit boards, power supplies and other system elements.

    The Group manufactures highly sophisticated double-sided, mass molded boards of up to eight layers, precision tooled, custom laminated multi-layer boards of up to 28 layers and sophisticated flex-rigid circuit boards for use in environmentally demanding conditions. The majority of the Group's sales are derived from its high-density multi-layer boards. The Company's backplanes facility produces fully assembled units utilizing press-fit or soldered connection technology, custom pin grid array sockets and surface mounted assembly. The printed circuit boards and backplanes manufactured by the Company are designed by customers and are manufactured on a job order basis to the customers' specifications. Backplane sales, inclusive of board content, were 39% of the Group's sales in fiscal 1995.

    The Group markets its products mainly through independent manufacturers' representatives and to a lesser extent through its own internal sales organization. The Group's customers are generally original equipment manufacturers in the telecommunications, aircraft, computer, military and other industrial and consumer electronics industries. The Company competes with several large companies which manufacture less complex single-sided and double-sided printed circuit boards in the United States, as well as with many companies that have their own in-house manufacturing capabilities. The Company believes that far fewer competitors manufacture the more complex, high-density double-sided and multi-layer boards. The Group competes on the basis of quality, price, reliability and timeliness of delivery.

    As a manufacturer of sophisticated products at the high technological end of the market, the Company invests as required in state-of-the-art manufacturing equipment. The Group uses computer-aided-design equipment, numerically controlled drilling machines and routers, automated gold plating, computerized electrical testing and automated optical inspection in its manufacturing operations.

    The Group backlog amounted to $13 million at June 30, 1995 and $14 million at June 30, 1994.

  Allied

    Allied's electrical conduit division is one of the leading producers of steel electrical conduit in the United States. Electrical conduit is galvanized steel tubing designed to contain current-carrying electrical wires both inside and outside building structures. Steel conduit also serves as an electrical ground which ensures proper operation of circuit interruptors and provides a channel into which additional wires can be inserted or removed as electrical needs change. The division manufactures a full line of electrical conduit at plants in Illinois and Pennsylvania. The division also manufactures metal framing and other products at a plant in Michigan.

    The division's electrical conduit and related products are sold to wholesale electrical distributors through Allied's distribution facilities by an internal sales force and a network of commissioned sales agents. The division competes for the sale of electrical products primarily with several other large domestic manufacturers. Competition in the electrical conduit industry is primarily based upon price, quality, delivery and breadth of product line.

    Allied's electrical backlog amounted to $3 million at June 30, 1995 and $8 million at June 30, 1994.

SALES AND BACKLOG

    At June 30, 1995, the Company had a backlog of unfilled orders of approximately $1,048 million, compared to a backlog of approximately $763 million as of June 30, 1994. The increased backlog at June 30, 1995 is due to increases in each of the Companys business segments, most notably at Simplex, worldwide Fire Protection and Allied. The Company expects that approximately 78% of its backlog at June 30, 1995 will be filled during the year ending June 30, 1996.

    Backlog by industry segment is as follows (in millions of dollars):

                                                                     JUNE 30, 1995    JUNE 30, 1994
                                                                     -------------    -------------
Disposable and Specialty Products.................................      $    56           $  53
Fire Protection...................................................          558             439
Flow Control Products.............................................           82              58
Electrical and Electronic Components..............................          352             213
                                                                     -------------        -----
                                                                        $ 1,048           $ 763
                                                                     -------------        -----
                                                                     -------------        -----

    Sales to agencies of the United States government or for governmental use have not been significant for the Company.

PROPERTIES

    The Company owns approximately 13.5 million square feet and leases approximately 9.1 million square feet of floor space. These facilities house manufacturing and warehousing operations as well as sales, engineering and administrative offices.

    A summary of floor space used by industry segment follows (in millions of square feet):

                                                                          OWNED    LEASED    TOTAL
                                                                          -----    ------    -----
Disposable and Specialty Products......................................    2.7       2.7       5.4
Fire Protection........................................................    3.1       3.8       6.9
Flow Control Products..................................................    6.4       2.5       8.9
Electrical and Electronic Components...................................    1.3        .1       1.4
                                                                                      --
                                                                          -----              -----
                                                                          13.5       9.1      22.6
                                                                          -----       --     -----
                                                                          -----       --     -----

    In the opinion of management, the Company's properties and equipment generally are in good operating condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Notes to Consolidated Financial Statements for a description of the Company's rental obligations. The locations of the Company's principal manufacturing facilities are included in the discussion of each business in Item 1.

RESEARCH AND DEVELOPMENT

    The amounts expended for research and development during each of the three years in the period ended June 30, 1995 were as follows (in millions of dollars):

                              COMPANY               CUSTOMER
     FISCAL YEAR             SPONSORED               FUNDED                  TOTAL
---------------------  ---------------------  ---------------------  ---------------------
        1995                   $32.0                  $1.4                   $33.4
        1994                   $31.7                  $0.5                   $32.2
        1993                   $29.4                  $0.9                   $30.3

    Approximately 325 full-time scientists, engineers and other technical personnel are engaged in product research and development activities.

    Research activity in fire protection and flow control products is related to improvements in hydraulic design which controls the motion of fluids resulting in new flow control products and sprinkler devices. Major activity at Simplex involves the continuing development of the encapsulation process for underwater fiber optic cable with AT&T Bell Laboratories, Inc. Activity at Ludlow involves new product applications while Allied and the Printed Circuit Group are principally involved with process development. Kendall focuses on acquiring rights to new products and technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies.

RAW MATERIALS

    The Company is one of the largest buyers of steel in the United States. Other principal materials include scrap iron of various types and grades, copper, brass, plastic, polyethylene resin and film, polypropylene, electronic components, chemicals and additives, thin and flexible copper clad materials, paper, ink, foil, adhesives, cloth, wax, cotton and latex. A portion of Fire Protection and Flow Control Products' materials, principally certain valves and fittings, are purchased for distribution or for installation in fire protection systems. Materials are purchased both in the United States and abroad from a large number of independent sources. There have been no shortages in materials which have had a material adverse effect on the Company's business.

PATENTS

    The Company owns a number of patents (principally relating to cable manufacture, pipe and tubing manufacture, flow control products, fire protection devices, healthcare and specialty products) and trademarks, and is a licensee under a number of patents. In addition, Kendall sells certain products under tradenames owned by its suppliers and packages certain products under customer trademarks and labels. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management, the loss of any single patent or group of patents would not materially affect the conduct of the business in any of the Company's segments. The patents and licenses have remaining lives of from one to seventeen years.

EMPLOYEES

    The Company employed approximately 34,000 persons at June 30, 1995 of whom approximately 9,200 were employed outside of North America. The Company has collective bargaining agreements with labor unions covering approximately 5,600 employees at certain of its Grinnell, Mueller, Allied, Ludlow, Kendall and Armin operations and 4,000 employees in its European and Asia-Pacific businesses. The Company believes that while its relations with the labor unions and with its employees are generally satisfactory, a number of local unions affiliated with the UAP, representing 64% of Grinnell Fire Protection North American union employees, are on strike. See discussion under "Fire Protection" above.

ENVIRONMENTAL MATTERS

    Tyco makes a substantial effort to operate its facilities in compliance with federal, state and local laws relating to the protection of the environment. Compliance in any fiscal year has not had and is not expected to have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

    The Company believes that, consistent with applicable laws and regulations, it exercises due care and takes appropriate precautions in the management of wastes. The Company has received notification from the U.S. Environmental Protection Agency and certain state environmental agencies that conditions at a number of sites where hazardous wastes were disposed of by the Company and other persons require cleanup and other possible remedial action.

    The Company also has a number of projects underway at several of its manufacturing facilities in order to comply with environmental laws. In addition, the Company remains responsible for certain environmental issues at manufacturing locations sold by the Company. These projects relate to a variety of activities, including solvent and metal contamination clean up, oil spill containage and clean up, containment area upgrades, feasibility studies and equipment upgrades and replacement. These projects, certain of which are voluntary and certain of which are required under applicable law, involve both remediation expenses and capital improvements.

    The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these issues in the aggregate amount in a range of $13 million to $48 million. At June 30, 1995 the Company has concluded that the most probable amount which will be incurred within this range is $24 million and such amount is included in the caption "accrued expenses" in the accompanying consolidated balance sheet. Based upon information available to the Company, at those sites where there has been an allocation of the share of cleanup and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost apportioned to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $24 million, the Company has concluded that its payment of such estimated amounts will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2. PROPERTIES

    See "Business--Properties" for information relating to Tyco's owned and leased property.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings.

    See also the discussion under Item 1--Environmental Matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

    L. Dennis Kozlowski, age 48, Chairman of the Board since January 1993, Chief Executive Officer since July 1992 and President and Chief Operating Officer of Tyco since December 1989; President of Grinnell Corporation since 1984; President of Ludlow Corporation from 1981 to 1984 and has been associated with the Company since 1975.

    David P. Brownell, age 51, Vice President since May 1993, Executive Vice President of Grinnell Flow Control Division from 1991 to May 1993, Executive Vice President of Grinnell Supply Sales from 1989 to 1991, Vice President--Marketing of Grinnell Corporation from 1988 to 1989 and Regional Vice President of Grinnell Fire Protection Systems from 1986 to 1988. Mr. Brownell has been associated with the Company since 1984.

    John J. Guarnieri, age 45, Vice President--Corporate Controller since May 1993. Mr. Guarnieri was Corporate Controller of Tyco from 1991 to 1993 and Corporate Controller of Grinnell Corporation from 1988 to 1991. Mr. Guarnieri has been associated with the Company since 1982.

    Robert P. Mead, age 44, Vice President since August 1993, President of the Flow Control Division of Grinnell Corporation since May 1993, Executive Vice President of Allied Tube and Conduit Corp. from July 1992 to May 1993, Managing Director of Asia-Pacific region from April 1991 to July 1992, Executive Vice President--Manufacturing Division of Grinnell Corporation from January 1989 to April 1991, Vice President--Finance of Grinnell Corporation from February 1985 to January 1989. Mr. Mead has been associated with the Company since 1973.

    Barbara S. Miller, age 46, Treasurer since May 1993 and associated with the Company since 1989 as Assistant Corporate Controller. Ms. Miller was a Senior Manager with Price Waterhouse prior to 1989.

    Robert F. Sharpe, Jr., age 43, Vice President since June 1994, Vice President, Secretary and Assistant General Counsel of RJR Nabisco Holdings Corp. from 1989 to 1994.

    Mark H. Swartz, age 35, Vice President--Chief Financial Officer since February 1995, Director of Mergers and Acquisitions from 1993 to 1995 and Assistant Corporate Controller from 1991 to 1993. Mr. Swartz was a Senior Manager with Deloitte & Touche prior to 1991.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The approximate number of registered holders of the Company's common stock at September 1, 1995 was 6,100.

    The Company's Common Stock is listed on the New York Stock Exchange. The quarterly high and low sales prices of the Common Stock and the quarterly dividends per share declared on the Common Stock were as follows:

                                               FISCAL 1995                                   FISCAL 1994
                                ------------------------------------------    -------------------------------------------
                                            MARKET PRICE RANGE                            MARKET PRICE RANGE
                                ------------------------------------------    -------------------------------------------
                                                                 DIVIDEND                                       DIVIDEND
          QUARTER                   HIGH             LOW         PER SHARE        HIGH              LOW         PER SHARE
-----------------------------   -------------    ------------    ---------    -------------    -------------    ---------
First........................   $      48 3/8          42 1/2      $ .10      $      46 7/8    $      38 3/4      $ .10
Second.......................          50 1/8          43 5/8        .10             51 3/4           41 1/2        .10
Third........................          53 5/8          46 1/2        .10             55 1/4           48 7/8        .10
Fourth.......................          58 1/4          51            .10             50 1/8           44            .10
                                                                     ---                                            ---
                                                                   $ .40                                          $ .40
                                                                     ---                                            ---
                                                                     ---                                            ---

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial information of the Company for the five years in the period ended June 30, 1995. This selected financial information should be read in conjunction with the Company's consolidated financial statements and related notes appearing on pages 21 to 41 of this Form 10-K.

                                                      FISCAL YEAR ENDED JUNE 30,
                                  ------------------------------------------------------------------
                                   1995(2)         1994       1993(3)(4)     1992(5)       1991(6)
                                  ----------    ----------    ----------    ----------    ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of
 Income Data:
  Sales........................   $4,534,651    $4,076,383    $3,919,357    $3,066,485    $3,107,891
  Income before extraordinary
    item and cumulative effect
of accounting changes..........   $  216,593    $  189,191    $   94,458    $   95,266    $  117,485
  Net income...................   $  213,993    $  189,191    $   20,602    $   95,266    $  117,485
Income Per Share:
  Before extraordinary item and
    cumulative effect of
accounting changes.............   $     2.87    $     2.56    $     1.30    $     2.06    $     2.57
  Extraordinary item...........         (.03)       --              (.04)       --            --
  Cumulative effect of
accounting changes.............       --            --              (.98)       --            --
                                  ----------    ----------    ----------    ----------    ----------
  Net Income...................   $     2.83    $     2.56    $      .28    $     2.06    $     2.57
Cash Dividends Per Common
Share..........................   $      .40    $      .40    $      .38    $      .36    $      .35
Consolidated Balance Sheet
  Data:
  Working capital..............   $  367,186    $  329,918    $  341,154    $  274,278    $  252,021
  Total assets.................   $3,381,461    $3,144,598    $3,164,966    $2,451,537    $2,392,966
  Long-term debt...............   $  506,417    $  588,491    $  812,585    $  534,951    $  609,255
  Shareholders' equity.........   $1,634,681    $1,367,026    $1,138,786    $1,040,551    $  905,151

                                                   (Footnotes on following page)

(Footnotes for preceding page)

------------
(1) The selected financial data reflects the combined results of operations and financial position of Tyco and Kendall for all periods subsequent to June 30, 1992. The selected financial data at and for the years ended June 30, 1992 and 1991 reflect only the results of operations and financial position of Tyco. (See Note 1 to the Consolidated Financial Statements).

(2) Fiscal 1995 results include a charge of $31.2 million after-tax for fees and expenses related to the merger and integration of the combined companies, and an extraordinary item of $2.6 million after-tax resulting from the early extinguishment of $100 million of Kendall debt. (See Notes 2 and 5 to the Consolidated Financial Statements).

(3) Effective July 1, 1992 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 109 "Accounting for Income Taxes" and SFAS 106 "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." Kendall adopted SFAS 109 and SFAS 106 effective with the Kendall Restructuring (See Note 1 to the Consolidated Financial Statements) and, accordingly, there is no cumulative effect reflected in the Consolidated Financial Statements.

(4) Fiscal 1993 included restructuring and severance charges of $27.3 million after-tax, a non-recurring inventory charge of $22.5 million before and after-tax, a reduction in tax expense of $6.7 million attributable to revisions in previous tax estimates, incremental income tax expense due to tax rate changes of $7.8 million and a special pension charge of $1.2 million after-tax.

(5) Fiscal 1992 included restructuring and severance charges of $14.9 million after-tax and a reduction in tax expense of $16.9 million attributable to revisions in previous tax estimates in previous tax estimates.

(6) Fiscal 1991 included the results of operations of Wormald from the date of its acquisition, August 2, 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

    Management's Discussion and Analysis of Financial Condition and Operating Results appears on pages 42 to 46 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and schedules are filed as part of this Annual Report:

    Financial Statements:

        Reports of Independent Accountants

        Consolidated Balance Sheets--June 30, 1995 and 1994

      Consolidated Statements of Income for each of the three years in the period ended June 30, 1995

      Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 1995

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1995

        Notes to Consolidated Financial Statements

    Financial Statement Schedules:

        Reports of Independent Accountants on Financial Statement Schedules

        Schedule II--Valuation and Qualifying Accounts

    All other financial statements and schedules have been omitted since the information required to be submitted has been included in the financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

    See Notes to Consolidated Financial Statements for Summarized Quarterly Financial Data (unaudited).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Directors of the Registrant is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 11. MANAGEMENT REMUNERATION

    Information concerning management remuneration is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

    (a) (1) and (2) Financial Statements and Schedules--see Item 8.

    (a) (3) Listing of Exhibits.

        (3) Articles of Organization and Bylaws.

            i) Articles of Organization. (Incorporated by reference to Form 10-K for the year ended May 31, 1987.)

            ii) Bylaws. (Incorporated by reference to Form 10-K for the year ended June 30, 1991.)

        (4) Instruments defining the rights of security holders, including indentures.

            a) Rights of common shareholders and preferred shareholders are defined in the Articles of Organization.

            b) Action to Elect to Opt-Out of Requirement for Staggered Board of Directors Terms. (Incorporated by reference to Form 10-K for the year ended June 30, 1991.)

            c) Indenture dated April 30, 1992 between Tyco Laboratories, Inc. and Security Pacific National Trust Company (New York). (Incorporated by reference to Form 10-Q for the period ended March 31, 1992.)

            d) First Supplemental Indenture dated April 30, 1992 between Tyco Laboratories, Inc. and Security Pacific National Trust Company (New York). (Incorporated by reference to Form 10-Q for the period ended March 31, 1992.)

            e) Second Supplemental Indenture, dated as of March 8, 1993, between Tyco Laboratories, Inc. and BankAmerica National Trust Company, as Trustee. (Incorporated by reference to Form 8-K filed on March 8, 1993.)

    (10) Material Contracts.

    Purchase Agreement dated May 28, 1990, as amended, for the purchase of substantially all the fire protection systems and related businesses conducted by Wormald International Limited. (Incorporated by reference to Form 8-K dated August 17, 1990.)

    Credit Agreement dated July 22, 1993. (Incorporated by reference to Form 10-K for the year ended June 30, 1993.)

    1983 Restricted Stock Ownership Plan for Key Employees. (Incorporated by reference to Shareholders' Proxy Statement for Annual Meeting of Shareholders on October 18, 1983.)

    1978 Restricted Stock Ownership Plan for Key Employees. (Incorporated by reference to Shareholders' Proxy Statement for Annual Meeting of Shareholders on November 21, 1978.)

    1983 Key Employee Loan Program. (Incorporated by reference to Form 10-K for the year ended May 31, 1983.)

    1981 Key Employee Loan Program. (Incorporated by reference to Form 10-K for the year ended May 31, 1982.)

    1994 Restricted Stock Ownership Plan for Key Employees. (Incorportated by reference to Shareholders' Proxy Statement for Annual Meeting of Shareholders on October 19, 1994.)

    1983 Key Employee Loan Program, as amended December 9, 1993 (Incorporated by reference to Form 10-K for the year ended June 30, 1994.)

    Tyco Incentive Compensation Plan. (Incorporated by reference to Form 10-K for the year ended June 30, 1994.)

    Agreement and Plan of Merger, dated as of July 13, 1994, by and among the Company, T Acquisition Corp. and Kendall International, Inc. (Incorporated by reference to Form 8-K filed July 26, 1994).

    Credit Agreement dated October 17, 1994 (Incorporated by reference to Form 10-Q for the quarter ended September 30, 1994).

    Tyco International Ltd. Supplemental Executive Retirement Plan (Filed herewith).

        (11) Earnings Per Share Computation. (Filed herewith.)

        (12) Ratio of Earnings to Fixed Charges. (Filed herewith.)

        (21) Subsidiaries of the registrant. (Filed herewith.)

        (23)(A) Consent of Coopers & Lybrand L.L.P. (Filed herewith.)

        (23)(B) Consent of Price Waterhouse LLP (Filed herewith).

        (27) Financial Data Schedule (Filed herewith.)

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TYCO INTERNATIONAL LTD.

                                          By         /s/ MARK H. SWARTZ
                                             ...................................
                                                       Mark H. Swartz
                                              Vice President--Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                          Officer)

Date: September 20, 1995

                              -------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                                       TITLE                         DATE
-----------------------------------  -----------------------------------   ------------------
      /s/ L. DENNIS KOZLOWSKI        Chairman of the Board, Chief
 ...................................    Executive Officer, President and
        L. Dennis Kozlowski            Director (Principal Executive
                                       Officer)

       /s/ JOSHUA M. BERMAN          Director
 ...................................
         Joshua M. Berman

       /s/ RICHARD S. BODMAN         Director
 ...................................
         Richard S. Bodman

         /s/ JOHN F. FORT            Director
 ...................................                                        September 20, 1995
           John F. Fort

        /s/ STEPHEN W. FOSS          Director
 ...................................
          Stephen W. Foss

     /s/ RICHARD A. GILLELAND        Director
 ...................................
       Richard A. Gilleland

       /s/ PHILIP M. HAMPTON         Director
 ...................................
         Philip M. Hampton

        /s/ MARK H. SWARTZ           Vice President--Chief Financial
 ...................................    Officer
          Mark H. Swartz

      /s/ FRANK E. WALSH, JR.        Director
 ...................................
        Frank E. Walsh, Jr.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of
  TYCO INTERNATIONAL LTD.

    We have audited the consolidated balance sheets of Tyco International Ltd. as of June 30, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyco International Ltd. at June 30, 1995 and 1994, and the consolidated results of operations and cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

    The financial statements give retroactive effect to the merger of Tyco International Ltd. and Kendall International, Inc. on October 19, 1994, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We have audited the consolidated statements of income and cash flows of Kendall International, Inc. and subsidiaries for the year ended June 30, 1993, prior to their restatement for the 1994 pooling of interests. The contribution of Kendall International, Inc. and subsidiaries to total revenues and net income before cumulative effect of accounting changes represented 21 percent and 21 percent of the respective restated totals. Separate financial statements of Tyco International Ltd. included in the 1993 restated consolidated statements of income and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of income and cash flows for the year ended June 30, 1993, after restatement for the 1994 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of notes to consolidated financial statements.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 1, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of
  TYCO INTERNATIONAL LTD.
  formerly Tyco Laboratories, Inc.

    In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity of Tyco International Ltd., formerly Tyco Laboratories, Inc., and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 1993 (prior to the retroactive restatement to account for the pooling of interests), in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Tyco International Ltd. for any period subsequent to June 30, 1993.

    As discussed in Notes 1, 8 and 12, the Company changed its method of accounting for income taxes and for post-retirement benefits other than pensions in fiscal 1993.

                                          PRICE WATERHOUSE LLP

Boston, Massachusetts
August 3, 1993

                          CONSOLIDATED BALANCE SHEETS

                                                                           AT JUNE 30,
                                                                   ---------------------------
                                                                      1995             1994
                                                                   ----------       ----------
                                                                   (IN THOUSANDS, EXCEPT SHARE
                                                                              DATA)

CURRENT ASSETS:
  Cash and cash equivalents.....................................   $   66,021       $   75,843
  Receivables, less allowance for doubtful accounts of $29,554
    in 1995 and $29,311 in 1994.................................      527,946          515,160
  Contracts in process..........................................      104,526           79,475
  Inventories...................................................      592,158          517,068
  Deferred income taxes.........................................      108,118          105,614
  Prepaid expenses..............................................       53,132           54,904
                                                                   ----------       ----------
                                                                    1,451,901        1,348,064
                                                                   ----------       ----------
Property, Plant and Equipment, Net..............................      658,471          609,873
Goodwill and Other Intangible Assets............................    1,004,463          918,791
Reorganization Value in Excess of Identifiable Assets...........      108,801          115,201
Deferred Income Taxes...........................................      101,678          112,691
Other Assets....................................................       56,147           39,978
                                                                   ----------       ----------
      Total Assets..............................................   $3,381,461       $3,144,598
                                                                   ----------       ----------
                                                                   ----------       ----------
CURRENT LIABILITIES:
  Loans payable and current maturities of long-term debt........   $   84,387       $  163,164
  Accounts payable..............................................      417,395          332,004
  Accrued expenses..............................................      423,387          382,576
  Contracts in process--billings in excess of costs.............       75,546           63,324
  Income taxes..................................................       72,370           73,301
  Deferred income taxes.........................................       11,630            3,777
                                                                   ----------       ----------
                                                                    1,084,715        1,018,146
                                                                   ----------       ----------
Deferred Income Taxes...........................................        9,599           13,698
Long-Term Debt..................................................      506,417          588,491
Other Liabilities...............................................      146,049          157,237
Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 2,000,000 shares;
    none outstanding............................................       --               --
  Common stock, $.50 par value, authorized 180,000,000 shares;
    outstanding 76,365,001 shares in 1995 and 71,084,293 shares in 1994, net of reacquired shares of 7,960,740 in 1995 and
7,600,747 in 1994...............................................       38,183           35,542
  Capital in excess of par value, net of deferred compensation
    of $21,636 in 1995 and $9,318 in 1994.......................      620,633          567,476
  Currency translation adjustment...............................       (9,451)         (40,874)
  Retained earnings.............................................      985,316          804,882
                                                                   ----------       ----------
                                                                    1,634,681        1,367,026
                                                                   ----------       ----------
      Total Liabilities and Shareholders' Equity................   $3,381,461       $3,144,598
                                                                   ----------       ----------
                                                                   ----------       ----------

                See Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED JUNE 30,
                                                          --------------------------------------
                                                             1995          1994          1993
                                                          ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES..................................................   $4,534,651    $4,076,383    $3,919,357
                                                          ----------    ----------    ----------
COSTS AND EXPENSES:
  Cost of sales........................................    3,313,301     3,003,194     2,909,947
  Nonrecurring inventory charge........................       --            --            22,485
  Selling, general and administrative..................      735,917       682,568       682,520
  Merger and transaction related costs.................       37,170        --            --
  Restructuring and severance charges..................       --            --            39,325
  Interest.............................................       63,385        62,431        85,785
                                                          ----------    ----------    ----------
                                                           4,149,773     3,748,193     3,740,062
                                                          ----------    ----------    ----------
Income before income taxes, extraordinary item and
  cumulative effect of accounting changes..............      384,878       328,190       179,295
Income taxes...........................................      168,285       138,999        84,837
                                                          ----------    ----------    ----------
Income before extraordinary item and cumulative effect
  of accounting changes................................      216,593       189,191        94,458
Extraordinary item, net of taxes.......................       (2,600)       --            (2,816)
                                                          ----------    ----------    ----------
Income before cumulative effect of accounting
  changes..............................................      213,993       189,191        91,642
Cumulative effect of accounting changes................       --            --           (71,040)
                                                          ----------    ----------    ----------
Net Income.............................................   $  213,993    $  189,191    $   20,602
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------
INCOME PER SHARE:
  Before extraordinary item and cumulative effect of
    accounting changes.................................   $     2.87    $     2.56    $     1.30
  Extraordinary item...................................         (.03)       --              (.04)
  Cumulative effect of accounting changes..............       --            --              (.98)
                                                          ----------    ----------    ----------
Net Income.............................................   $     2.83    $     2.56    $      .28
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------
Common equivalent shares...............................       75,509        73,770        72,316
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          FOR THE THREE YEARS ENDED JUNE 30, 1995
                                                    ----------------------------------------------------
                                                      COMMON       CAPITAL IN     CURRENCY
                                                    STOCK, $.50    EXCESS OF     TRANSLATION    RETAINED
                                                     PAR VALUE     PAR VALUE     ADJUSTMENT     EARNINGS
                                                    -----------    ----------    -----------    --------
                                                                       (IN THOUSANDS)
Balance at June 30, 1992.........................     $23,503       $ 377,634      $ 7,735      $631,679
  Effect of Kendall Merger.......................      12,301         190,077
  Net income.....................................                                                 20,602
  Dividends......................................                                                (18,052)
  Management equity compensation.................                       2,126
  Restricted stock grants, cancellations, tax
    benefits and other...........................         (82)          3,015
  Purchase of treasury stock.....................        (260)        (16,705)
  Currency translation adjustment................                                  (97,121)
  Amortization of deferred compensation..........                       2,334
                                                    -----------    ----------    -----------    --------
Balance at June 30, 1993.........................      35,462         558,481      (89,386)      634,229
  Net income.....................................                                                189,191
  Dividends......................................                                                (18,538)
  Management equity compensation.................                       1,273
  Restricted stock grants, cancellations, tax
    benefits and other...........................          15           2,409
  Warrants, options exercised....................          65           2,215
  Purchase of warrant............................                        (600)
  Currency translation adjustment................                                   48,512
  Amortization of deferred compensation..........                       3,698
                                                    -----------    ----------    -----------    --------
Balance at June 30, 1994.........................      35,542         567,476      (40,874)      804,882
  Net income.....................................                                                213,993
  Dividends......................................                                                (27,462)
  Restricted stock grants, cancellations, tax
    benefits and other...........................         844          16,766
  Warrants, options exercised....................       1,975          47,272
  Purchase of treasury stock.....................        (178)        (19,139)
  Currency translation adjustment................                                   31,423
  Minimum pension liability adjustment...........                                                 (6,097)
  Amortization of deferred compensation..........                       8,258
                                                    -----------    ----------    -----------    --------
Balance at June 30, 1995.........................     $38,183       $ 620,633      $(9,451)     $985,316
                                                    -----------    ----------    -----------    --------
                                                    -----------    ----------    -----------    --------

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED JUNE 30,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------    --------    --------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $213,993    $189,191    $ 20,602
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Extraordinary item........................................      2,600       --          2,816
  Cumulative effect of accounting changes...................      --          --         71,040
  Depreciation..............................................     88,106      83,027      79,076
  Amortization of intangibles...............................     45,056      41,853      49,273
  Provision for management equity plans.....................      --          6,325       7,256
  Non-recurring inventory charge............................      --          --         22,485
  Deferred income taxes.....................................     21,019      31,459      (2,547)
  Provision for losses on accounts receivable and inventory
    writedowns..............................................     14,819      14,823      12,663
  Changes in assets and liabilities net of effects from
    acquisitions:
    Decrease (increase) in accounts receivable..............     27,819     108,847     (28,040)
    (Increase) decrease in contracts in process.............     (9,368)     12,471      (8,016)
    (Increase) decrease in inventory........................    (51,396)    (11,766)      1,204
    Increase (decrease) in accounts payable and accrued
      expenses..............................................     36,987     (26,189)     47,277
    (Decrease) increase in income taxes payable.............        (43)     15,389      (3,588)
    Other, net..............................................      7,029      26,998       8,543
                                                               --------    --------    --------
  Net cash provided by operating activities.................    396,621     492,428     280,044
                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (119,048)    (89,802)    (94,399)
Purchases of businesses, net of cash acquired...............   (130,256)    (72,640)    (72,008)
Proceeds from sales of acquired assets......................      --         18,054       --
                                                               --------    --------    --------
  Net cash used in investing activities.....................   (249,304)   (144,388)   (166,407)
                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt................................    144,889     104,628      49,955
Payments on long-term debt and lines of credit..............   (307,623)   (409,692)   (126,960)
Purchase of treasury stock and warrant......................    (19,317)       (600)    (16,965)
Dividends paid..............................................    (24,335)    (18,510)    (17,640)
Financial restructuring and financing fees paid.............      --           (344)     (5,631)
Issuance of stock and warrants..............................     49,247       2,280       --
                                                               --------    --------    --------
  Net cash used in financing activities.....................   (157,139)   (322,238)   (117,241)
                                                               --------    --------    --------
Net change in cash and cash equivalents.....................     (9,822)     25,802      (3,604)
Cash and cash equivalents at beginning of year..............     75,843      50,041      32,135
Kendall cash and cash equivalents at beginning of year......      --          --         21,510
                                                               --------    --------    --------
Cash and cash equivalents at end of year....................   $ 66,021    $ 75,843    $ 50,041
                                                               --------    --------    --------
                                                               --------    --------    --------
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid...............................................   $ 64,638    $ 69,053    $ 82,952
                                                               --------    --------    --------
                                                               --------    --------    --------
Income taxes paid (net of refunds)..........................   $ 97,025    $ 73,751    $ 55,112
                                                               --------    --------    --------
                                                               --------    --------    --------

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation--The consolidated financial statements include the accounts of Tyco International Ltd. ("Tyco" or the "Company") and its subsidiaries. As described more fully in Note 2, on October 19, 1994 a wholly owned subsidiary of Tyco merged with Kendall International, Inc. ("Kendall"). These consolidated financial statments have been prepared following the pooling of interests method of accounting and reflect the combined financial position, operating results and cash flows of Tyco and Kendall as if they had been combined for all periods presented.

    During the first half of calendar 1992, Kendall undertook a financial restructuring (the "Restructuring") which reduced its debt and associated interest expense to a level supportable by its operations. The Restructuring was consummated through a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. For accounting purposes, the Restructuring was effective as of June 30, 1992, the date Kendall adopted "fresh-start" accounting pursuant to the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"). As of that date, Kendall's assets and liabilities were adjusted to their reorganization or fair market values, and a new reporting entity was created with no retained earnings or accumulated deficit.

    Cash equivalents--All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

    Inventories and Contracts--Inventories are recorded at the lower of cost (first-in, first-out) or market. The non-recurring inventory charge reflected in the accompanying consolidated statement of income for the year ended June 30, 1993 represents the cost of sales impact of the inventory write-up required by the asset valuation requirements of fresh-start reporting at Kendall.

    Contract sales for installation of fire protection systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost at completion. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Sales of underwater cable systems are also recorded on the percentage-of-completion method.

    Accounts receivable include amounts not yet billed because of retainage provisions for fire protection contracts. Retention balances of $18.4 million at June 30, 1995 which become due upon contract completion and acceptance are expected to be substantially collected during fiscal 1996.

    Property, Plant and Equipment--Property, plant and equipment are principally recorded at cost, except that, in accordance with fresh-start reporting, all property, plant and equipment of Kendall was restated to reflect reorganization value on June 30, 1992, which approximated fair value on a continued use basis. Maintenance and repair expenditures are charged to expense when incurred. The straight-line method of depreciation is used over the estimated useful lives of the related assets, which range from 2 to 45 years.

    Goodwill and Other Intangible Assets--Goodwill is being amortized on a straight-line basis over 40 years. Accumulated amortization amounted to $138.4 million at June 30, 1995 and $112.5 million at June 30, 1994. Impairment of goodwill, if any, is measured on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded goodwill balances over the remaining amortization period. At June 30, 1995 and 1994, no impairment of such assets was indicated.

    Other intangible assets include patents, trademarks and other items, which are being amortized on a straight line basis over lives ranging from 2 to 30 years. At June 30, 1995 and 1994, accumulated amortization amounted to $17.2 million and $12.7 million respectively.

    Reorganization Value in Excess of Identifiable Assets--The reorganization value of Kendall was determined based on the purchase price paid for new Kendall common stock issued as part of Kendall's Restructuring (See Basis of Presentation above). Based on the allocation of reorganization value in conformity with procedures specified by SOP 90-7, the portion of reorganization value which could not be attributed to specific tangible or identifiable intangible assets has been reported as reorganization value in excess of identifiable assets.

    Reorganization value is being amortized using the straight line method over 20 years. Accumulated amortization amounted to $23.4 million and $17.0 million at June 30, 1995 and 1994, respectively.

    Research and Development--Company funded research and development expenditures are expensed when incurred.

    Translation of Foreign Currency--Assets and liabilities of the Company's foreign subsidiaries, other than those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilites are translated at year-end exchange rates. Translation adjustments for these operations are included in net income.

    Gains and losses resulting from foreign currency transactions, the amounts of which are not significant, are included in net income.

    Interest Rate Swaps, Currency Options and Other Contracts--The Company enters into a variety of interest rate swaps, currency options, cross currency swaps and other contracts in its management of interest costs and foreign currency exposures.

    The interest rate swaps, which hedge interest rates on certain indebtedness, involve the exchange of fixed and floating rate interest payment obligations over the life of the related agreement without the exchange of the notional payment obligation. The differential to be paid or received is accrued as interest rates change and recognized over the life of the agreement as an adjustment to interest expense.

    Foreign currency options, acquired for the purpose of hedging foreign operating income generally for periods not exceeding twelve months, are marked to market with any realized and unrealized gains or losses reflected in selling, general and administrative expense. The Company also enters into forward exchange contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts generally have maturities that do not exceed one year. Gains and losses on contracts qualifying as hedges are deferred and included in the measurement of the related foreign currency transaction. Losses are not deferred if it is estimated that deferral would lead to recognizing losses in a later period. Under the Company's cross currency swap, which hedges certain net foreign investments, changes in valuation are recorded in the currency translation adjustment account. The interest differentials from this swap are recorded in interest expense.

    Income Per Share--Net income per share is calculated on the basis of the weighted average number of shares outstanding plus common equivalent shares arising from the effect of stock options and warrants using the treasury stock method.

    Accounting Changes--Effective July 1, 1992 Tyco adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 109 "Accounting for Income Taxes" and SFAS 106 "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" (see Notes 8 and 12, respectively, to the Consolidated Financial Statements). At July 1, 1992 the cumulative effect of the accounting changes was to reduce net income by $71.0 million ($.98 per share). Kendall adopted SFAS 109 and SFAS 106 effective with its Restructuring (See Basis of Presentation, above), and accordingly there is no cumulative effect reflected in the financial statements.

    Reclassifications--Certain prior year amounts have been reclassified to conform with current year presentation.

2. THE MERGER

    On October 19, 1994, a wholly owned subsidiary of Tyco merged with Kendall. Shareholders of Kendall received 1.29485 shares of Tyco common stock for each share of Kendall common stock. The transaction qualified for pooling of interests accounting treatment, which is intended to present as a single interest common shareholder interests which were previously independent. Accordingly, the historical financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods. Revenues and net income for the quarter ended September 30, 1994 (the most recent interim period prior to the pooling) were $827.6 million and $32.6 million, respectively, for Tyco and $226.6 million and $20.7 million, respectively, for Kendall.

    All fees and expenses related to the merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $37.2 million ($31.2 million after-tax). The charge includes $18.6 million for financial advisory, legal, accounting and other direct transaction fees, $14.9 million for payments under severance and employment agreements and other costs associated with certain compensation plans, and $3.7 million for other acquisition related and integration costs.

3. ACQUISITIONS

    During fiscal 1995, the Company acquired five flow control companies, three disposable and specialty products companies and two European fire protection companies for an aggregate of $130.3 million. During fiscal 1994, the Company acquired five disposable and specialty products companies, two flow control companies and one fire protection company for an aggregate of $72.6 million in cash and a note payable of $3.6 million. Also during fiscal 1994, the Company sold certain of its European fire products manufacturing and distribution businesses for cash proceeds of $18.1 million and notes receivable of $14.8 million. During fiscal 1993, the Company acquired three flow control companies and five fire protection companies for an aggregate of $72.0 million. The acquisitions were accounted for by the purchase method, and the results of operations have been consolidated with the Company's results from their respective acquisition dates. The effect of these transactions on the Company's financial position and earnings in the year of acquisition was not significant.

4. RESTRUCTURING AND SEVERANCE CHARGES

    During fiscal 1993, the Company recorded restructuring and severance charges of $39.3 million ($27.3 million after-tax). These charges include severance costs, facilities consolidation costs, writedown of assets to net realizable value, and professional fees and other costs associated with the restructurings. The charges were principally for personnel reductions in the European and Australian fire protection contracting businesses, as well as severance and excess facilities costs associated with the reorganization of Grinnell flow control distribution operations into regional distribution centers in the United States to reduce inventory levels, lower operating costs and improve customer service. The charges also included a loss provision associated with the Company's determination to dispose of a U.S. flow control pipe manufacturing facility and severance and other costs associated with the shutdown of a printed circuit board facility. As of June 30, 1995 the restructuring was substantially complete.

5. INDEBTEDNESS

    Long-term debt is as follows:

                                                                                JUNE 30
                                                                          --------------------
                                                                            1995        1994
                                                                          --------    --------
                                                                             (IN THOUSANDS)
Credit agreements......................................................   $  --       $ 94,447
Uncommitted lines of credit............................................      --         22,000
Insurance company notes................................................     55,000     135,000
8.125% public notes due 1999...........................................    144,901       --
8.25% subordinated notes due 2003......................................      --        100,000
6.375% public notes due 2004...........................................    104,301     104,236
9.5% public debentures due 2022........................................    199,575     199,559
8% public debentures due 2023..........................................     49,959      49,957
Other..................................................................     37,068      46,456
                                                                          --------    --------
Total debt.............................................................    590,804     751,655
Less current portion...................................................     84,387     163,164
                                                                          --------    --------
Long-term debt.........................................................   $506,417    $588,491
                                                                          --------    --------
                                                                          --------    --------

    Under a credit agreement with a group of commercial banks, Tyco had the right until July 1997 to borrow $200 million or a portion thereof for its general corporate purposes. Kendall also had a $300 million revolving credit facility which was available through July 1999. In October 1994, the Company replaced those agreements with a new credit agreement which gives the Company the right to borrow $300 million or a portion thereof until October 1999. The principal amount then outstanding will be due and payable at that time. Interest payable on borrowings is variable based upon the Company's option of selecting a Eurodollar rate plus 0.325%, a certificate of deposit rate plus 0.45% or a base rate, as defined.

    The Company's uncommitted lines of credit are borrowings from commercial banks on an "as offered" basis. The borrowings and repayments occur daily and contain no specific terms other than due dates and interest rates. The due dates generally range from overnight to 90 days, and interest rates approximate those available under the Company's credit agreement.

    The insurance company note of $55 million is due in June 1996 and bears interest at a rate of 8.90%.

    In November 1994, the Company issued $145 million principal amount of 8.125% notes due 1999. The net proceeds from the issuance of the notes were used, in part, to refinance $100 million principal amount of Kendall's subordinated notes due 2003. The balance was used to refinance, in part, $80 million of insurance company notes that were due in January, 1995.

    In connection with the refinancing of Kendall's subordinated notes, the Company recorded a charge of $4.3 million ($2.6 million after-tax), representing unamortized debt issuance fees and a call premium, as an extraordinary loss during fiscal 1995.

    In January 1994, the Company issued $105 million principal amount of 6.375% notes due 2004. In March 1993, the Company issued $50 million principal amount of 8% debentures due 2023. In April 1992, the Company issued $200 million principal amount of 9.5% debentures due 2022. The net proceeds of the issuances were used to refinance existing debt.

    At June 30, 1995, the Company had interest rate swap agreements with a number of financial institutions having a total notional amount of $255 million, which effectively convert fixed rate debt to variable rate debt. Under these agreements, the Company will receive payments at an average fixed rate of 5.90% and will make payments based on six month LIBOR which, at June 30, 1995, was 5.93%. These agreements expire in the amounts of $55 million in February 1996, $50 million in April 1996, $100 million in April 1997 and $50 million in March 1998. The impact of the Company's hedging activities on its weighted average borrowing rate was an increase of 0.1% and decreases of 1.1% and 0.8% for fiscal 1995, 1994 and 1993, respectively. The impact on reported interest was expense of $1.0 million and income of $7.0 million and $6.1 million for fiscal 1995, 1994 and 1993, respectively.

    During fiscal 1993, Kendall refinanced certain notes and borrowings outstanding under its bank facilities. In connection with the refinancing, the Company recorded a charge of approximately $4.6 million ($2.8 million after-tax), representing unamortized bank fees and original issue discount, as an extraordinary loss.

    Under its various loan and credit agreements the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

    The aggregate amounts of total debt maturing during the next five fiscal years are as follows: $84.4 million in fiscal 1996, $4.2 million in fiscal l997, $0.6 million in fiscal 1998, $0.6 million in fiscal 1999 and $145.4 million in fiscal 2000.

6. SALE OF ACCOUNTS RECEIVABLE

    The Company has an agreement under which it sells participating interests in a defined pool of trade accounts receivable. As collections reduce accounts receivable included in the pool, the Company sells participating interests in new receivables to bring the amount sold up to the maximum permitted by the agreement. In June 1995, the Company increased the maximum permitted under the agreement to $225 million from $150 million. Under the terms of the agreement the Company has retained substantially the same risk of credit loss as if the receivables had not been sold and, accordingly, the full amount of the allowance for doubtful accounts has been retained. The Company sold $75 million and $150 million of accounts receivable in fiscal 1995 and 1994, respectively. The proceeds from the sales were used to reduce borrowings under uncommitted lines of credit and are reported as operating cash flows in the Company's consolidated statement of cash flows and a reduction of receivables in the Company's consolidated balance sheet in fiscal 1995 and 1994. The proceeds of sale are less than the face amount of accounts receivable sold by an amount which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount was $8.2 million and $4.1 million during the years ended June 30, 1995 and 1994,respectively, and has been included in selling, general and administrative expense in the Company's consolidated statement of income. The Company, as servicing agent for the purchaser, retains collection and administrative responsibilities for the participating interests in the defined pool.

7. FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The Company also has foreign currency options (notional amount of $76.0 million), forward exchange contracts ($10.7 million) as well as interest rate swaps. In addition, the Company has entered into a cross currency swap through July 1997 under which it has exchanged $50.0 million of U.S. dollar debt for Deutsche mark denominated debt. At June 30, 1995 the fair value of forward exchange contracts approximated settlement value, the fair value of interest rate swaps was a $0.3 million asset, and the fair value of long-term debt was approximately $540.8 million (book value of $506.4 million), based on current interest rates. The fair value of financial instruments in working capital approximated book value.

    None of the Company's financial instruments represent a concentration of credit risk as the Company deals with a variety of major banks worldwide and its accounts receivable are spread among a number of major industries, customers and geographic areas. None of the Company's off-balance sheet financial instruments would result in a significant loss to the Company if the counterparty failed to perform according to the terms of its agreement.

    In May 1993, the Financial Accounting Standards Board issued SFAS 114, "Accounting by Creditors for Impairment of a Loan." This standard was adopted by the Company in fiscal 1995. Adoption of this standard did not have an impact on the Company's financial position or results of operations.

8. INCOME TAXES

    Provision for income taxes and differences between the provision at the federal statutory rate and the amounts provided are as follows:

                                                                      YEAR ENDED JUNE 30
                                                                -------------------------------
                                                                  1995        1994       1993
                                                                --------    --------    -------
                                                                        (IN THOUSANDS)
Provision at statutory rate..................................   $134,707    $114,866    $60,961
State income taxes...........................................     15,972      11,511      5,783
Non-deductible merger and transaction related costs..........      7,009       --         --
Depreciation and amortization under purchase accounting......     11,430      10,787     11,281
Foreign earnings taxed at different rates....................      6,873       6,723      4,202
Revision of certain tax estimates............................      --          --        (6,739)
Effect of rate changes.......................................     (3,900)     (3,649)     7,752
Research and Development and Foreign Sales Corporation
benefits.....................................................     (4,200)     (2,710)      (500)
Other........................................................        394       1,471      2,097
                                                                --------    --------    -------
Provision for income taxes on earnings before cumulative
  effect of accounting changes...............................    168,285     138,999     84,837
Benefit of cumulative effect of accounting changes...........      --          --       (12,273)
                                                                --------    --------    -------
Provision for income taxes...................................    168,285     138,999     72,564
Deferred provision...........................................    (28,409)    (21,113)    (7,011)
                                                                --------    --------    -------
Current provision............................................   $139,876    $117,886    $65,553
                                                                --------    --------    -------
                                                                --------    --------    -------

    In the normal course, the Company's federal income tax returns are examined by the Internal Revenue Service ("IRS") and, in connection with such examinations, significant assessments could arise. During the year, the IRS examined the Company's 1991 and 1992 United States income tax returns. In connection with such examination, one item is currently under review by the IRS National Office which could result in a significant assessment. Ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

    The provisions for fiscal 1995, 1994 and 1993 include $21.7 million, $23.9 million and $14.3 million, respectively, for foreign income taxes. The foreign component of income (loss) before income taxes was $38.7 million, $35.7 million and $(1.9) million, for fiscal 1995, 1994 and 1993, respectively.
Generally, no provision has been made for U.S. or additional foreign income taxes on the undistributed earnings of foreign subsidiaries as such earnings are expected to be permanently reinvested. A liability has been recorded for U.S. taxes attributable to certain undistributed earnings in selected jurisdictions where repatriation to the U.S. may be desirable. It is not practicable to estimate the additional taxes related to the permanently reinvested earnings.

    Effective July 1, 1992 Tyco adopted the provisions of SFAS 109. At July 1, 1992 the cumulative effect of adopting this standard was to reduce net income by $16.1 million ($0.22 per share). The impact on fiscal 1993's results was to reduce net income by $3.5 million ($0.05 per share). Kendall had adopted the provisions of SFAS 109 effective with its Restructuring (see Note 1 to the Consolidated Financial Statements), and, accordingly, there is no cumulative impact reflected in the financial statements.

    The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at June 30, 1995 and 1994 are as follows:

                                                                            1995        1994
                                                                          --------    --------
                                                                             (IN THOUSANDS)
Deferred tax assets:
  Accrued liabilities and reserves.....................................   $111,014    $122,382
  Accrued post-retirement benefit obligation...........................     34,276      35,248
  Tax loss carryforwards...............................................    180,115     182,954
  Other................................................................        747       3,142
                                                                          --------    --------
                                                                           326,152     343,726
                                                                          --------    --------
Deferred tax liabilities:
  Property, plant and equipment........................................    (69,114)    (72,954)
  Contracts............................................................    (10,557)     (9,027)
  Accrued liabilities and reserves.....................................     (3,450)     (6,793)
  Other................................................................    (10,506)     (7,960)
                                                                          --------    --------
                                                                           (93,627)    (96,734)
                                                                          --------    --------
Net deferred income tax asset before valuation allowance...............    232,525     246,992
Valuation allowance....................................................    (43,958)    (46,162)
                                                                          --------    --------
Net deferred income tax asset..........................................   $188,567    $200,830
                                                                          --------    --------
                                                                          --------    --------

    As of June 30, 1995 the Company had approximately $209.4 million of net operating loss carryforwards in certain foreign jurisdictions. Of these, $187.3 million have no expiration, and the remaining $22.1 million will expire in the years 1996 to 2003. Domestic operating loss carryforwards at June 30, 1995 were approximately $242.4 million and will expire in the years 1996 to 2006. A valuation allowance has been provided for operating loss carryforwards which are not expected to be utilized.

9. KEY EMPLOYEE LOAN PROGRAMS

    Loans are made to employees under the 1983 Key Employee Loan Program for the payment of taxes upon the vesting of shares granted under the Company's Restricted Stock Ownership Plans. The loans are unsecured and bear interest, payable annually. The loans bear interest at a rate which approximates the Company's incremental short-term borrowing rate. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. Loans under this program were $8.4 million and $6.4 million at June 30, 1995 and 1994, respectively.

10. CAPITAL STOCK

    In July 1994, the Company's Board of Directors authorized the repurchase of up to 2.9 million of its common shares. No shares have been repurchased under such authorization.

    In April and May, 1995 the Company repurchased 217,535 and 148,778 shares respectively, of its common stock from the President of Kendall at $52.94 and $52.44 per share, respectively, their then fair market value, for an aggregate purchase price of $19.3 million to provide for required income tax withholdings as permitted in the underlying Kendall restricted stock grant agreement. In August 1992, the Company repurchased 520,000 shares of its common stock at $32.625 per share from its former Chairman of the Board for an aggregate purchase price of $17.0 million. The total cost of reacquired shares at June 30, 1995 and 1994 was $89.3 million and $70.0 million, respectively.

    In June 1994, the Company repurchased for $600,000 a warrant which entitled the holder, Tyco Investments (Australia) Limited, formerly Wormald International Limited, to purchase five million Tyco shares at a price of $70 per share.

    The Company's 1978 Restricted Stock Ownership Plan (the "1978 Plan") provided for the award of 2,400,000 shares of common stock to key employees through November 30, 1988. Under the 1978 Plan, 2,392,000 shares were granted, net of surrenders. The 1983 Restricted Stock Ownership Plan (the "1983 Plan") provided for the award of 3,400,000 shares of common stock to key employees through October 18, 1993. Under the 1983 Plan, 2,918,533 shares were awarded, net of surrenders. The Company's 1994 Restricted Stock Ownership Plan (the "1994 Plan") provides for the award of an initial amount of shares of common stock plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At June 30, 1995, there were 700,299 shares available, of which 418,800 shares had been granted. Common shares are awarded subject to certain restrictions with vesting varying over periods of one to ten years.

    For grants which vest through passage of time, the fair market value of the shares at the time of the grant is amortized (net of tax benefit) to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. For grants which vest based on certain specified performance criteria, the fair market value of the shares at the date of vesting is expensed over the period the performance criteria are measured. Recipients of all restricted shares have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted shares, including a deduction for the excess, if any, of the fair market value of restricted shares at the time of vesting over their fair market value at the time of the grant and from the payment of dividends on unvested shares, are credited to capital in excess of par value.

    In connection with the Restructuring, Kendall issued to holders of its equity securities, in exchange for such securities, warrants to purchase common stock at per share exercise prices of $15.46 (the "A Warrants") and $20.62 (the "B Warrants" and together with the A Warrants, the "Warrants"). As a result of the Merger, these Warrants became exercisable for the Company's stock at per share prices of $11.94 and $15.92, respectively. The Warrants expire on July 7, 1999. During fiscal 1995, 1,299,614 A

Warrants and 1,359,717 B Warrants were exercised. At June 30, 1995, 78,913 A Warrants and 54,604 B Warrants were issued and outstanding.

    Kendall maintained a number of stock incentive plans under which its officers, directors and key employees were granted options and other awards to purchase common stock, generally at prices equal to at least 100% of the market price on the date of grant. As a result of the Merger, these options became exercisable for the Company's stock. Transactions under these plans during fiscal 1995, 1994 and 1993 were as follows:

                                                                                    OPTION PRICE
                                                                        SHARES       PER SHARE
                                                                      ----------    ------------
Outstanding June 30, 1992..........................................    1,285,139    $       7.96
Granted............................................................       51,794           19.89
                                                                      ----------    ------------
Outstanding June 30, 1993..........................................    1,336,933      7.96-19.89
Granted............................................................      329,539     18.63-39.19
Exercised..........................................................      (78,986)           7.96
Cancelled..........................................................      (31,076)           7.96
                                                                      ----------    ------------
Outstanding June 30, 1994..........................................    1,556,410      7.96-39.19
Exercised..........................................................   (1,481,956)     7.96-39.19
Cancelled..........................................................      (59,822)    18.63-34.37
                                                                      ----------    ------------
Outstanding June 30, 1995..........................................       14,632    $      18.63
                                                                      ----------    ------------
Exercisable June 30, 1995..........................................       14,632    $      18.63
                                                                      ----------    ------------
                                                                      ----------    ------------

    During fiscal 1995 the Company established a stock option plan under which certain employees, excluding officers and directors, have been granted options to purchase common stock at a price equal to fair market value on the date of grant. The options vest on a pro-rata basis over five years, with 50% becoming exercisable at the end of the third year and the remaining exercisable at the end of the fifth year. The Company has reserved 4,000,000 shares of the company's common stock for issuance under the plan. During fiscal 1995, options for 1,491,000 shares were granted, for periods generally not in excess of ten years, at a price of $53.375 per share. All options were outstanding at June 30, 1995, however none were exercisable.

    Kendall had a restricted stock grant agreement which provided for the issuance of up to 1,000,000 shares of its common stock to its President. As a result of the Merger, up to 1,294,850 shares of the Company's common stock became issuable under the agreement. As of June 30, 1995 all shares under the grant agreement had vested. As discussed above, the Company repurchased 366,313 of such shares. Compensation expense of $0.6 million, $1.3 million and $2.1 million was recorded for the grant during fiscal 1995, 1994 and 1993, respectively.

    Tyco paid cash dividends of $0.40 per share in fiscal 1995 and 1994, respectively, and $0.38 per share in fiscal 1993. Kendall did not pay dividends to its shareholders.

11. COMMITMENTS AND CONTINGENCIES

    The Company occupies certain facilities under leases which expire at various dates through the year 2021. Rental expense under these leases and leases for equipment was $71.3 million, $60.4 million and $63.7 million for fiscal 1995, 1994 and 1993, respectively. At June 30, 1995 the minimum lease payments under noncancellable leases were as follows: $51.6 million in fiscal 1996, $40.0 million in fiscal 1997, $30.0 million in fiscal 1998, $20.9 million in fiscal 1999, $16.0 million in fiscal 2000 and $83.7 million in fiscal years 2001 through 2021.

    In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

    The Company is involved in various stages of investigation and cleanup related to environmental remediation matters. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these sites in the aggregate amount in a range of $13.3 million to $47.8 million. At June 30, 1995, the Company has concluded that the most probable amount which will be incurred within this range is $24.3 million, and such amount is included in the caption accrued expenses in the accompanying consolidated balance sheet. Based upon information available to the Company, at those sites where there has been an allocation of the share of cleanup and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost apportioned to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $24.3 million, the Company has concluded that its payment of such estimated amounts will not have a material adverse effect on its financial position or results of operations.

12. RETIREMENT PLANS

    The Company has a number of noncontributory defined benefit retirement plans covering certain of its domestic and foreign employees. The Company's funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plans are based on years of service and compensation.

    The net periodic pension cost for all defined benefit pension plans include the following components:

                                                                       YEAR ENDED JUNE 30
                                                                --------------------------------
                                                                  1995        1994        1993
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Service cost.................................................   $ 12,708    $ 12,523    $ 11,451
Interest cost................................................     28,675      26,747      26,426
Actual return on assets......................................    (40,349)     (7,717)    (50,675)
Net amortization and deferral................................     11,486     (19,454)     24,467
                                                                --------    --------    --------
Net periodic pension cost....................................   $ 12,520    $ 12,099    $ 11,669
                                                                --------    --------    --------
                                                                --------    --------    --------

    Accrued (prepaid) pension cost at June 30, 1995 for defined benefit plans is as follows:

                                                           ASSETS EXCEED     ACCUMULATED
                                                            ACCUMULATED       BENEFITS
                                                             BENEFITS       EXCEED ASSETS     TOTAL
                                                           -------------    -------------    --------
                                                                         (IN THOUSANDS)
Actuarial present value of accumulated benefit
  obligations:
  Vested................................................     $ 230,670        $ 127,254      $357,924
  Non-vested............................................         9,458            9,744        19,202
                                                           -------------    -------------    --------
      Total.............................................       240,128          136,998       377,126
Effect of future salary increases.......................         5,282            4,998        10,280
                                                           -------------    -------------    --------
Projected benefit obligations...........................       245,410          141,996       387,406
Plan assets at fair value...............................       266,750           79,102       345,852
                                                           -------------    -------------    --------
Plan assets (in excess of) less than projected benefit
  obligations...........................................       (21,340)          62,894        41,554
Unrecognized transition asset (liability)...............           271           (1,037)         (766)
Unrecognized prior service cost.........................          (547)          (7,047)       (7,594)
Additional minimum liability............................       --                17,252        17,252
Unrecognized net loss...................................       (19,316)          (6,867)      (26,183)
                                                           -------------    -------------    --------
Accrued (prepaid) pension cost..........................     $ (40,932)       $  65,195      $ 24,263
                                                           -------------    -------------    --------
                                                           -------------    -------------    --------

    Accrued (prepaid) pension cost at June 30, 1994 for defined benefit plans is as follows:

                                                           ASSETS EXCEED     ACCUMULATED
                                                            ACCUMULATED       BENEFITS
                                                             BENEFITS       EXCEED ASSETS     TOTAL
                                                           -------------    -------------    --------
                                                                         (IN THOUSANDS)
Actuarial present value of accumulated benefit
  obligations:
  Vested................................................     $  87,847        $ 223,462      $311,309
  Non-vested............................................         4,012           13,039        17,051
                                                           -------------    -------------    --------
      Total.............................................        91,859          236,501       328,360
Effect of future salary increases.......................         7,214           11,831        19,045
                                                           -------------    -------------    --------
Projected benefit obligations...........................        99,073          248,332       347,405
Plan assets at fair value...............................       113,597          185,976       299,573
                                                           -------------    -------------    --------
Plan assets (in excess of) less than projected benefit
  obligations...........................................       (14,524)          62,356        47,832
Unrecognized transition asset (liability)...............           292           (1,096)         (804)
Unrecognized prior service cost.........................          (617)          (7,583)       (8,200)
Additional minimum liability............................       --                15,545        15,545
Unrecognized net loss...................................       (14,953)         (17,115)      (32,068)
                                                           -------------    -------------    --------
Accrued (prepaid) pension cost..........................     $ (29,802)       $  52,107      $ 22,305
                                                           -------------    -------------    --------
                                                           -------------    -------------    --------

    Pursuant to the provisions of SFAS 87, "Employers' Accounting for Pensions," the company recorded, in other liabilities, an additional minimum pension liability adjustment of $17.3 million as of June 30, 1995 representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset, included in goodwill and other intangible assets, to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost is recorded, net of the related deferred tax benefit, as a reduction of shareholders' equity in the amount of $6.1 million.

    In fiscal 1995 and 1994, the Company terminated certain defined benefit pension plans and distributed the plans' assets to the participants. Also in fiscal 1994, in connection with the sale of the European fire products businesses as described in Note 3, there was a settlement of a pension plan in Germany. Gains and losses resulting from the above were not material.

    Of the total plan obligations, 59% relate to domestic plans and 41% relate to foreign plans. The average discount rate used in determining the actuarial present value of the projected benefit obligation, weighted in relation to plan obligations, was 7.8% and 8.5%, respectively, at June 30, 1995 and 1994. The average rate of increase in future compensation levels was 5.1% and 5.7% at June 30, 1995 and 1994. The weighted average long-term rate of return on assets was 10.2% and 9.4%, respectively, at June 30, 1995 and 1994. Plan assets are invested principally in equity and fixed income instruments.

    The Company also has several defined contribution plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $15.6 million, $15.6 million and $14.7 million for fiscal 1995, 1994 and 1993, respectively. During fiscal 1995, the Company established an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to Internal Revenue Service limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $0.4 million in fiscal 1995. The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $2.5 million, $6.7 million and $6.9 million for fiscal 1995, 1994 and 1993, respectively.

    Effective July 1, 1992 the Company adopted the provisions of SFAS 106. SFAS 106 requires the accrual method of accounting for post-retirement health care and life insurance benefits based on actuarially determined costs. The Company generally does not provide post-retirement benefits other than pensions for its employees. Certain of the Company's acquired operations provide these benefits to employees who were eligible at the date of acquisition. As of July 1, 1992 the Company recognized the full amount of its estimated accumulated post-retirement benefit obligation. The effect on the date of adoption was to reduce fiscal 1993 earnings by $54.9 million ($84.5 pre-tax) or $0.76 per share. The charge has been reflected as a cumulative effect of an accounting change.

    Net periodic post-retirement benefit cost for the years ended June 30, 1995, 1994 and 1993 reflects the following components:

                                                                     1995       1994       1993
                                                                    -------    -------    ------
                                                                           (IN THOUSANDS)
Service cost.....................................................   $   361    $   372    $  389
Interest cost....................................................     4,739      5,822     7,635
Net amortization and deferral....................................    (2,857)    (1,275)     --
                                                                    -------    -------    ------
Net periodic post-retirement benefit cost........................   $ 2,243    $ 4,919    $8,024
                                                                    -------    -------    ------
                                                                    -------    -------    ------

    Presented below are the components of the accrued post-retirement benefit obligation, all of which are unfunded:

                                                                                 JUNE 30
                                                                            ------------------
                                                                             1995       1994
                                                                            -------    -------
                                                                              (IN THOUSANDS)
Accumulated post-retirement benefit obligation:
  Retirees...............................................................   $44,829    $46,347
  Fully eligible active plan participants................................     9,469     10,986
  Other active plan participants.........................................     6,618      5,905
                                                                            -------    -------
                                                                             60,916     63,238
Unrecognized prior service benefit.......................................    23,887     25,648
Unrecognized net gain (loss).............................................    14,627     10,715
                                                                            -------    -------
Accrued post-retirement benefit cost.....................................   $99,430    $99,601
                                                                            -------    -------
                                                                            -------    -------

    For measurement purposes, in fiscal 1995 a 10.4% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 4.75% by the year 2008 and remains at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by a percentage point would increase the accumulated post-retirement benefit obligation as of June 30, 1995 by $3.9 million and the aggregate of the service and interest cost component of net periodic post-retirement benefit cost for the year then ended by $0.4 million. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%, 8.3% and 7.3% at June 30, 1995, 1994 and 1993, respectively.

    In fiscal 1994 the Company amended certain of its post-retirement health care programs, principally to adjust the cost-sharing provisions. The amendment resulted in a reduction of the Company's accumulated post-retirement benefit obligation of $27.8 million, which created an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 16 years.

    In November 1992, the Financial Accounting Standards Board issued SFAS 112 "Employers' Accounting for Post-Employment Benefits." The Company adopted SFAS 112 in the first quarter of fiscal 1995. The effect of adoption of this standard did not materially affect the Company's financial position or results of operations.

13. CONSOLIDATED SEGMENT DATA

    Selected information by industry segment is presented below.

                                                              YEAR ENDED JUNE 30
                                                    --------------------------------------
                                                       1995          1994          1993
                                                    ----------    ----------    ----------
                                                                (IN THOUSANDS)
Sales:
  Disposable and Specialty Products..............   $1,386,781    $1,199,163    $1,173,063
  Fire Protection................................    1,703,412     1,525,906     1,526,079
  Flow Control Products..........................    1,014,357       914,430       806,915
  Electrical and Electronic Components...........      430,101       436,884       413,300
                                                    ----------    ----------    ----------
                                                    $4,534,651    $4,076,383    $3,919,357
                                                    ----------    ----------    ----------
                                                    ----------    ----------    ----------
Income before income taxes, extraordinary item
  and cumulative effect of accounting changes:
  Disposable and Specialty Products..............   $  261,154    $  191,669    $  126,280(2)
  Fire Protection................................       86,512        70,171        43,190(3)
  Flow Control Products..........................       90,368        74,125        44,638(3)
  Electrical and Electronic Components...........       76,397        72,510        68,401(3)
                                                    ----------    ----------    ----------
  Income from operations.........................      514,431       408,475       282,509
  Interest expense...............................      (63,385)      (62,431)      (85,785)
  Corporate and other amounts....................      (66,168)(1)   (17,854)      (17,429)(3)
                                                    ----------    ----------    ----------
                                                    $  384,878    $  328,190    $  179,295
                                                    ----------    ----------    ----------
                                                    ----------    ----------    ----------
Total assets:
  Disposable and Specialty Products..............   $  843,557    $  886,759    $  863,197
  Fire Protection................................    1,256,526     1,138,905     1,180,123
  Flow Control Products..........................    1,030,364       861,362       890,134
  Electrical and Electronic Components...........      165,615       178,336       192,919
  Corporate assets, including cash...............       85,399        79,236        38,593
                                                    ----------    ----------    ----------
                                                    $3,381,461    $3,144,598    $3,164,966
                                                    ----------    ----------    ----------
                                                    ----------    ----------    ----------
Depreciation and amortization:
  Disposable and Specialty Products..............   $   39,877    $   40,618    $   48,278
  Fire Protection................................       31,795        29,513        30,975
  Flow Control Products..........................       41,866        39,409        34,225
  Electrical and Electronic Components...........       10,997        11,313        10,889
  Corporate......................................        8,627         4,027         3,982
                                                    ----------    ----------    ----------
                                                    $  133,162    $  124,880    $  128,349
                                                    ----------    ----------    ----------
                                                    ----------    ----------    ----------
Capital expenditures:
  Disposable and Specialty Products..............   $   46,402    $   26,341    $   22,281
  Fire Protection................................       24,429        17,445        24,931
  Flow Control Products..........................       36,618        33,941        37,667
  Electrical and Electronic Components...........       10,941        11,728         9,278
  Corporate......................................          658           347           242
                                                    ----------    ----------    ----------
                                                    $  119,048    $   89,802    $   94,399
                                                    ----------    ----------    ----------
                                                    ----------    ----------    ----------

                                                   (Footnotes on following page)

(Footnotes for preceding page)

------------

(1) Fiscal 1995 includes a charge of $37.2 million for merger and transaction related costs associated with the Kendall merger. See Notes 1 and 2 to the Consolidated Financial Statements.

(2) Fiscal 1993 includes a non-recurring inventory charge of $22.5 million related to the asset valuation requirements of fresh-start reporting. See
    Note 1 to the Consolidated Financial Statements.

(3) Fiscal 1993 includes restructuring and severance charges of $16.0 million, $19.0 million, $0.7 million and $3.6 million, for Fire Protection, Flow Control Products, Electrical and Electronic Components and Corporate, respectively. See Note 4 to the Consolidated Financial Statements.

14. CONSOLIDATED GEOGRAPHIC DATA

    Selected information by geographic area for the three years in the period ended June 30, 1995 are presented below. Fiscal 1993 income from operations includes restructuring and severance charges of $20.9 million, $8.5 million and $6.3 million for North America, Europe and Asia-Pacific, respectively, and a non-recurring inventory charge of $22.5 million for North America.

                                                                    YEAR ENDED JUNE 30
                                                          --------------------------------------
                                                             1995          1994          1993
                                                          ----------    ----------    ----------
                                                                      (IN THOUSANDS)
Sales:
  North America........................................   $3,284,982    $3,011,678    $2,878,686
  Europe...............................................      756,988       705,240       714,536
  Asia-Pacific.........................................      492,681       359,465       326,135
                                                          ----------    ----------    ----------
                                                          $4,534,651    $4,076,383    $3,919,357
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------
Income From Operations:
  North America........................................   $  468,466    $  362,764    $  256,940
  Europe...............................................       28,564        34,519        24,620
  Asia-Pacific.........................................       17,401        11,192           949
                                                          ----------    ----------    ----------
                                                          $  514,431    $  408,475    $  282,509
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------
Total Assets:
  North America........................................   $2,172,851    $2,106,729    $2,232,463
  Europe...............................................      802,231       687,947       664,859
  Asia-Pacific.........................................      320,980       270,686       229,051
  Corporate assets, including cash.....................       85,399        79,236        38,593
                                                          ----------    ----------    ----------
                                                          $3,381,461    $3,144,598    $3,164,966
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------

15. SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                               JUNE 30
                                                                        ----------------------
                                                                          1995         1994
                                                                        ---------    ---------
                                                                            (IN THOUSANDS)
Inventories:
  Purchased materials and manufactured parts.........................   $ 161,243    $ 145,965
  Work in process....................................................      98,193       92,786
  Finished goods.....................................................     332,722      278,317
                                                                        ---------    ---------
                                                                        $ 592,158    $ 517,068
                                                                        ---------    ---------
                                                                        ---------    ---------
Property, Plant and Equipment:
  Land...............................................................   $  33,842    $  33,235
  Building...........................................................     286,839      257,485
  Machinery and equipment............................................     784,737      647,058
  Leasehold improvements.............................................      17,881       15,166
  Construction in progress...........................................      46,178       42,648
  Accumulated depreciation...........................................    (511,006)    (385,719)
                                                                        ---------    ---------
                                                                        $ 658,471    $ 609,873
                                                                        ---------    ---------
                                                                        ---------    ---------
Accrued payroll and payroll related costs............................   $ 112,749    $ 100,082
                                                                        ---------    ---------
                                                                        ---------    ---------

16. SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                       YEAR ENDED JUNE 30
                                                                  -----------------------------
                                                                   1995       1994       1993
                                                                  -------    -------    -------
                                                                         (IN THOUSANDS)
Maintenance and repairs........................................   $76,796    $71,498    $71,388
                                                                  -------    -------    -------
                                                                  -------    -------    -------
Research and development.......................................   $33,375    $32,170    $30,268
                                                                  -------    -------    -------
                                                                  -------    -------    -------

17. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        FISCAL YEAR ENDED JUNE 30, 1995
                                              ----------------------------------------------------
                                                 1ST          2ND(1)         3RD           4TH
                                              ----------    ----------    ----------    ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales......................................   $1,054,192    $1,097,703    $1,135,100    $1,247,656
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Gross profit...............................   $  286,555    $  292,714    $  304,260    $  337,821
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Income before extraordinary item...........   $   53,385    $   26,624    $   64,955    $   71,629
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Net Income.................................   $   53,385    $   24,024    $   64,955    $   71,629
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Income per share before extraordinary
item.......................................   $      .72    $      .35    $      .85    $      .94
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Net Income Per Share.......................   $      .72    $      .32    $      .85    $      .94
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------

                                                        FISCAL YEAR ENDED JUNE 30, 1994
                                              ----------------------------------------------------
                                                 1ST           2ND           3RD           4TH
                                              ----------    ----------    ----------    ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales......................................   $  999,598    $  998,073    $1,003,730    $1,074,982
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Gross profit...............................   $  259,133    $  259,687    $  260,327    $  294,042
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Net Income.................................   $   42,068    $   43,402    $   49,516    $   54,205
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Net Income Per Share.......................   $      .57    $      .59    $      .67    $      .73
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------

-------------------

(1) Included in the second quarter are after-tax merger and transaction related costs of $31.2 million ($.41 per share) and an extraordinary item resulting from the early extinquishment of certain Kendall debt of $2.6 million ($.03 per share).

    Income per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year earnings per share amounts.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND OPERATING RESULTS

    On October 19, 1994, Tyco, through a wholly-owned subsidiary, merged with Kendall. The Merger was accounted for as a pooling of interests, and the historical results of Tyco and Kendall have been combined for all periods presented after June 30, 1992, the effective date of the Kendall Restructuring. Accordingly, the Consolidated Financial statements for the three years in the period ended June 30, 1995 reflect the combined financial position and results of operations and cash flows of Tyco and Kendall. See Notes 1 and 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    Information for all periods presented below reflects the grouping of the Company's businesses into four industry segments consisting of Disposable and Specialty Products, Fire Protection, Flow Control Products and Electrical and Electronic Components. Additionally, state income tax expense, previously included in selling, general and administrative expense, has been reclassified to the provision for income taxes for all periods presented.

OVERVIEW

    Income before extraordinary item was $216.6 million, or $2.87 per share, for fiscal 1995 compared with $189.2 million, or $2.56 per share, for fiscal 1994. Excluding the $31.2 million ($0.41 per share) after-tax charge for merger and transaction related costs related to the Merger (see Note 2 to the Consolidated Financial Statements), income before extraordinary item rose 31% to $247.8 million, or $3.28 per share. The increase was attributable to strong operating results in the Disposable and Specialty Products group as well as increased income in each of the Company's other business segments.

SALES

    Sales increased 11% during fiscal 1995 to $4.53 billion from $4.08 billion in fiscal 1994. Sales of the Disposable and Specialty Products group increased $187.6 million to $1.39 billion, or 16%, due to increased sales at Kendall, Armin and Ludlow. Sales of the Fire Protection group increased $177.5 million to $1.70 billion, or 12%, due primarily to increased sales in the Asia-Pacific and North American operations. Sales were slightly higher in Europe, where the impact of the sale of certain fire products operations in the fourth quarter of fiscal 1994 was offset by the impact of changes in average foreign exchange rates on non-U.S. dollar denominated sales. Had average foreign currency exchange rates during fiscal 1995 remained constant with the averages during fiscal 1994, and excluding the effect of the fire products sale, the increase in Fire Protection group sales would have been approximately $27.0 million lower than reported above. Sales of the Flow Control group increased $100.0 million to $1.01 billion, or 11%, reflecting higher volume and, in some cases, higher unit selling prices at Grinnell's distribution operations, Allied's pipe and tube business, Mueller and the Company's European flow control businesses. Sales of the Electrical and Electronic Components group decreased $6.8 million to $430.1 million, or 2%, resulting principally from slightly lower sales at Allied's electrical conduit operations, lower sales of underwater communications cable systems at Simplex and lower sales at the printed circuit businesses.

    Sales increased 4% during fiscal 1994 to $4.08 billion from $3.92 billion in fiscal 1993. Sales of the Disposable and Specialty Products group increased $26.1 million to $1.20 billion, or 2%, due to increased sales at Armin, Kendall and Ludlow, including the disposable medical products businesses acquired by Ludlow during fiscal 1994. Sales of the Fire Protection group were approximately the same from year to year, as increases in the Asia-Pacific and North American contracting businesses were offset by a decrease in the European contracting business. The lower sales in Europe reflect the result of changes in average foreign currency exchange rates on non U.S. dollar denominated sales in fiscal 1994 as compared to fiscal 1993, which changes reduced sales in U.S. dollars for the year by approximately $53.1 million. This reduction, due to the strengthening of the U.S. dollar versus European currencies, primarily in the first quarter of fiscal 1994, was partially offset by increased sales in local currencies in the European contracting businesses. Sales of the Flow Control group increased $107.5 million to $914.4 million, or 13%, reflecting increased volume at Allied, Mueller and Grinnell's distribution operations, as well as sales of a U.K. based manufacturer of specialty high performance butterfly valves and ball valves ("Winn-Hindle") acquired by the Company during the fourth quarter of fiscal 1993. Sales of the Electrical and Electronic Components group increased $23.6 million to $436.9 million, or 6%, resulting principally from higher sales of electrical conduit at Allied and higher sales of underwater communications cable systems at Simplex, partially offset by decreased sales at the Company's printed circuit operations.

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    Pre-tax income before extraordinary item was $384.9 million in fiscal 1995 and $328.2 million in fiscal 1994. Fiscal 1995 results include pre-tax charges of $37.2 million for merger and transaction related costs associated with the Merger. See Note 2 to the Consolidated Financial Statements.

    Operating profits of the Disposable and Specialty Products group increased $69.5 million to $261.2 million, or 36%, reflecting increased volume and higher margins principally at Kendall, Armin and, to a lesser extent, Ludlow. Operating profits of the Fire Protection group rose $16.3 million to $86.5 million, or 23%, due principally to higher margins at the North American and Asia-pacific contracting and manufacturing businesses, partially offset by lower margins at the European businesses. The operating profits of the Flow Control group increased $16.3 million to $90.4 million, or 22%, resulting principally from increased earnings at Grinnell's North American distribution operations, Allied, Mueller and European flow control businesses. Operating profits of the Electrical and Electronic Components group increased $3.9 million to $76.4 million, or 5%, due to higher margins at Allied's electrical conduit operations and increased earnings at Simplex. Operating profits at the printed circuit operations were relatively unchanged.

    The impact on the consolidated results of operations from changes in average foreign exchange rates for fiscal 1995 as compared to fiscal 1994 was not material.

    Corporate and other amounts for fiscal 1995 include the $37.2 million charge for merger and transaction related costs noted above. Also included is expense of $8.2 million, as compared to $4.1 million for fiscal 1994, related to the Company's sales of accounts receivable. See Note 6 to the Consolidated Financial Statements.

    Pre-tax income was $328.2 million in fiscal 1994 and $179.3 million in fiscal 1993. The results for fiscal 1993 include pre-tax charges for restructuring of $39.3 million, a non-recurring inventory charge of $22.5 million and a special pension charge of $2.0 million. Excluding these charges, pre-tax income in fiscal 1994 increased $85.1 million, or 35%. The restructuring charges related to operational and organizational changes in certain of the Company's businesses. See Notes 1 and 4 to the Consolidated Financial Statements and a further description of the restructuring charges by segment below. Management believes that the fiscal 1993 restructuring charges were sufficient to make the required operational and organizational changes and does not anticipate additional charges.

    In comparing the results, excluding restructuring charges and the non-recurring inventory charge, of each of the Company's operating segments for fiscal 1994 and 1993, operating profits of the Disposable and Specialty Products group increased $42.9 million to $191.7 million, or 29%, reflecting increased earnings principally at Kendall and, to a lesser extent, Armin and Ludlow, including the earnings of the disposable medical products businesses acquired by Kendall and Ludlow during fiscal 1994. Operating profits of the Fire Protection group increased $11.0 million to $70.2 million, or 19%. This was principally due to higher volume and margins in North America. The impact on the consolidated results of operations from changes in average foreign exchange rates for fiscal 1994 as compared to fiscal 1993 was not significant. The operating profits of the Flow Control Products group increased $10.5 million to $74.1 million, or 16%. Improvements in margins at Grinnell's distribution operations and earnings from Winn-Hindle were partially offset by decreased margins at Allied's pipe operations. Operating profits of the Electrical and Electronic Components group increased $3.4 million to $72.5 million, or 5%, due to increased earnings reflecting higher margins at Simplex and to a lesser extent the electrical conduit operations at Allied, slightly offset by a decrease in profits at the Company's printed circuit operations. Included in Corporate and other amounts for fiscal 1994 is expense of $4.1 million related to the Company's sale of accounts receivable. See Note 6 to the Consolidated Financial Statements.

INTEREST EXPENSE

    Interest expense increased $1.0 million to $63.4 million during fiscal 1995 due to higher average interest rates partially offset by lower average debt levels.

    Interest expense decreased $23.4 million during fiscal 1994 due to lower average interest rates and lower average debt levels.

EXTRAORDINARY ITEM

    During fiscal 1995, the Company refinanced $100 million principal amount of Kendall's subordinated notes due 2003. In connection with the refinancing, the Company recorded a charge of $4.3 million ($2.6 million after-tax) representing unamortized debt issuance fees and a call premium, as an extraordinary loss.

    During fiscal 1993, Kendall refinanced certain notes and borrowings under its bank facilities. In connection with the refinancing, the Company recorded a charge of $4.6 million ($2.8 million after-tax) representing unamortized bank fees and original issue discount, as an extraordinary loss.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    Effective July 1, 1992, Tyco adopted two new accounting pronouncements related to income taxes (SFAS 109) and post-retirement health benefits (SFAS
106). The cumulative effect of these accounting changes was an after-tax charge of $71.0 million comprised of $16.1 million for SFAS 109 and $54.9 million ($84.5 million pre-tax) for SFAS 106. In addition to the cumulative effect of the accounting changes, SFAS 109 and SFAS 106 resulted in a fiscal year 1993 reduction in income of $5.1 million after-tax, comprised of $7.8 million of nonrecurring tax rate changes in certain foreign jurisdictions and $1.6 million related to additional post-retirement medical costs partially offset by $4.3 million of tax benefits. Kendall adopted SFAS 109 and SFAS 106 effective with the Kendall Restructuring (see Note 1 to the Consolidated Financial Statements), and accordingly there is no cumulative effect reflected in the Consolidated Financial Statements.

INCOME TAX EXPENSE

    Income tax expense before extraordinary item was $168.3 million in fiscal 1995 and was $139.0 million in fiscal 1994. The higher income tax expense in fiscal 1995 reflects increased pre-tax income in fiscal 1995. An analysis of income taxes and the effective income tax rate is presented in Note 8 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $396.6 million in fiscal 1995. The significant changes in working capital were a $27.8 million decrease in accounts receivable, a $9.3 million increase in contracts in process, a $37.0 million increase in accounts payable and accrued expenses and a $51.4 million increase in inventory. The decrease in accounts receivable was due to the sale of an additional $75.0 million of accounts receivable (see Note 6 to the Consolidated Financial Statements) offset by an increase in trade accounts receivable. The impact during fiscal 1995 of a weakened dollar on foreign currency denominated net working capital was not material. Working capital requirements are not anticipated to increase substantially in fiscal 1996.

    During fiscal 1995, the Company used cash of $130.3 million to acquire companies in the flow control, fire protection and disposable medical and specialty products businesses, $119.0 million to purchase property, plant and equipment, and $24.3 million to pay dividends to shareholders.

    The level of capital expenditures is not expected to increase substantially in fiscal 1996, and the source of funds for such expenditures is expected to be cash from operations.

    Expenditures for environmental matters are not expected to have a material effect on the Company in fiscal 1996. See Note 11 to the Consolidated Financial Statements.

    At June 30, 1995 the Company's total debt was $590.8 million as compared to $751.7 million at June 30, 1994. In June 1995, the Company amended its agreement pursuant to which it sold a percentage ownership interest of up to an additional $75.0 million of a defined pool of trade accounts receivable, and the proceeds were used to reduce the Company's debt (see Note 6 to the Consolidated Financial Statements). In November 1994, the Company issued $145 million principal amount of 8.125% notes due 1999. The proceeds were used, in part, to refinance $100 million principal amount of Kendall's subordinated notes due 2003. The balance was used to refinance, in part, $80 million of insurance company notes that were paid in January, 1995. In October 1994, the Company replaced its credit agreements with a new credit agreement which gives the Company the right to borrow $300 million or a portion thereof until October 1999 (see Note 5 to the Consolidated Financial Statements). The Company believes that its funding sources are adequate for its anticipated requirements through expected cash flow from operations and established financing arrangements.

    Shareholders' equity was $1,634.7 million, or $21.41 per share, at June 30, 1995 compared to $1,367.0 million, or $19.23 per share, at June 30, 1994. The increase is due principally to fiscal 1995 net income, the exercise of stock options and warrants and an increase of $31.4 million resulting from translation of assets, principally goodwill, and liabilities of foreign operations into U.S. dollars. Because the dollar was weaker against foreign currencies at June 30, 1995 than at June 30, 1994, the net assets recorded in local currencies translated into a greater amount of U.S. dollars, resulting in an increase in the various asset accounts as well as shareholders' equity.

    Total debt as a percent of total capitalization (total debt and shareholders' equity) was 27% at June 30, 1995 and 35% at June 30, 1994. The decrease in fiscal 1995 was the result of the decrease in debt and increase in shareholders' equity as described above.

BACKLOG

    Backlog at June 30, 1995 amounted to $1.05 billion, compared to $763 million at June 30, 1994. The increased backlog at June 30, 1995 is due to an increase in each of the Company's business segments, most notably in Electrical and Electronic Components reflecting an increase of $144.8 million at Simplex, where backlog was increased primarily by an order extension on a multi-year contract for the manufacture of underwater communication cable systems.

ACCOUNTING PRONOUNCEMENTS

    The Company adopted SFAS 112, "Employer's Accounting for Post-Employment Benefits," in the first quarter of fiscal 1995. The effect of adoption of this standard did not materially affect the Company's financial position or results of operations. SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," were adopted by the Company in fiscal 1995. Adoption of these standards did not have an impact on the Company's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of TYCO INTERNATIONAL LTD.

    Our report on the consolidated financial statements of Tyco International Ltd. for the years ended June 30, 1995 and 1994 is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule for the years ended June 30, 1995 and 1994.

    In our opinion, the financial statement schedule for the years ended June 30, 1995 and 1994 referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    We have also audited the component of the financial statement schedule of Kendall International, Inc. ("Kendall") for the year ended June 30, 1993. The contribution of Kendall to total valuation and qualifying accounts is 6 percent of the 1993 total. The financial statement schedule data of Tyco International Ltd. included in the June 30, 1993 financial statement schedule was audited and reported on separately by other auditors. We also audited the combination of the accompanying financial statement schedule for the year ended June 30, 1993 after restatement for the 1994 pooling of interests. In our opinion, such financial statement schedule has been properly combined on the basis described in Note 1 of notes to the related consolidated financial statements.

                                          COOPERS & LYBRAND L.L.P.

Boston Massachusetts
August 1, 1995

                       REPORT OF INDENPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of
  TYCO INTERNATIONAL LTD.
  (formerly Tyco Laboratories, Inc.)

    Our audit of the consolidated financial statements referred to in our report dated August 3, 1993 appearing on page 20 of this Form 10-K also included an audit of the Financial Statement Schedule II prior to the retroactive restatement to account for the pooling of interests (not presented separately herein). In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements of Tyco International Ltd. for any period subsequent to June 30, 1993.

                                          PRICE WATERHOUSE LLP

Boston, Massachusetts
August 3, 1993

                            TYCO INTERNATIONAL LTD.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT    ADDITIONS
                                       BEGINNING      CHARGED     ACQUISITIONS                    BALANCE AT
            DESCRIPTION                 OF YEAR      TO INCOME     AND OTHER      DEDUCTIONS      END OF YEAR
------------------------------------   ----------    ---------    ------------    ----------      -----------
Year Ended June 30, 1993:
  Allowances for doubtful
    accounts(1)(2)..................    $ 30,591      $ 11,140      $ (1,744)     $   11,006(3)     $28,981
  Product warranty..................      11,765         4,540        (2,395)          3,442         10,468
Year Ended June 30, 1994:
  Allowances for doubtful
    accounts(2).....................      28,981         7,884        (1,163)          6,391(3)      29,311
  Product warranty..................      10,468         1,725          (671)          1,810          9,712
Year Ended June 30, 1995:
  Allowances for doubtful
    accounts(2).....................      29,311         7,407          (785)          6,379(3)      29,554
  Product warranty..................       9,712         1,695         2,115           1,694         11,828

------------

(1) Opening balance has been adjusted to include Kendall.

(2) Deducted from assets.

(3) Write-off of accounts receivable considered uncollectible.