Form 10-Q
period 1995-09-30
TYCO INTERNATIONAL LTD
filed 1995-11-14
CIK 100441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -----------------------------------------

                                   FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from     to
                                                     ----     ----
                                    1-5482
                            (Commission File Number)
                    -----------------------------------------



                            TYCO INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

           Massachusetts                                  04-2297459
      (State of Incorporation)                           (IRS Employer
                                                    Identification Number)

                   One Tyco Park, Exeter, New Hampshire 03833
              (Address of registrant's principal executive office)

                                603-778-9700
                        (Registrant's telephone number)
                    -----------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---
The number of shares of common stock outstanding as of November 7, 1995, adjusted for a two-for-one stock split, was 152,781,438.

                                TYCO INTERNATIONAL LTD.

                                  INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----

Part I - Financial Information:

      Item 1 - Financial Statements -

                 Consolidated Balance Sheets - September 30, 1995 and
                     June 30, 1995                                           1-2

                 Consolidated Statements of Income for the First Quarters
                     ended September 30, 1995 and 1994                        3

                 Consolidated Statements of Changes in Shareholders'
                     Equity for the First Quarters ended September 30,
                     1995 and 1994                                            4

                 Consolidated Statements of Cash Flows for the First
                     Quarters ended September 30, 1995 and 1994               5

                 Notes to Consolidated Financial Statements                   6

      Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Operating Results                9


Part II - Other Information:

      Item 6 - Exhibits and Reports on Form 8-K                              11

                         Part I - Financial Information

                          Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

---------------------------------------------------------------------------
                                           (unaudited)
(in thousands)                         September 30, 1995     June 30, 1995
---------------------------------------------------------------------------


Current Assets:
Cash and cash equivalents                $    57,058           $66,021
Receivables, less allowance for doubtful
  accounts of $31,343 in fiscal 1996 and
  $29,554 in fiscal 1995                     557,889           527,946
Contracts in process                         117,491           104,526
Inventories                                  612,503           592,158
Deferred income taxes                        102,800           108,118
Prepaid expenses and other current assets     76,336            53,132
                                          ----------        ----------
                                           1,524,077         1,451,901
                                          ----------        ----------

Property, Plant and Equipment:
Land                                          33,645            33,842
Buildings                                    288,497           286,839
Machinery and equipment                      808,628           784,737
Leasehold improvements                        17,821            17,881
Construction in progress                      50,566            46,178
Accumulated depreciation                    (533,459)         (511,006)
                                          ----------        ----------
                                             665,698           658,471
                                          ----------        ----------

Goodwill and Other Intangible Assets       1,037,984         1,004,463

Reorganization Value in Excess of
  Identifiable Assets                        107,201           108,801

Deferred Income Taxes                         96,437           101,678

Other Assets                                  48,313            56,147
                                          ----------        ----------

Total Assets                              $3,479,710        $3,381,461
                                          ==========        ==========



See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY


---------------------------------------------------------------------------

                                           (unaudited)
(in thousands except per share data)    September 30, 1995     June 30, 1995
------------------------------------------------------------------------------


Current Liabilities:
Loans payable and current maturities of
   long-term debt                            $   144,478   $     84,387
Accounts payable                                 387,613        417,395
Accrued expenses                                 412,258        423,387
Contracts in process - billings
   in excess of costs                             72,800         75,546
Income taxes                                      89,867         72,370
Deferred income taxes                             11,295         11,630
                                              ----------     ----------
                                               1,118,311      1,084,715
                                              ----------     ----------

Deferred Income Taxes                              9,585          9,599

Long-term Debt                                   507,312        506,417

Other Liabilities                                153,882        146,049

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $1 par value, authorized
   2,000,000 shares; none outstanding                  -              -
Common stock, $.50 par value, authorized
   180,000,000 shares; outstanding 76,379,771
   shares in fiscal 1996 and 76,365,001
   shares in fiscal 1995, net of reacquired
   shares of 7,960,740 in fiscal 1996 and
   in fiscal 1995                                 38,190         38,183
Capital in excess of par value, net of
   deferred compensation of $20,420 in
   fiscal 1996 and $21,636 in fiscal 1995        619,419        620,633
Currency translation adjustment                  (10,331)        (9,451)
Retained earnings                              1,043,342        985,316
                                              ----------     ----------

                                               1,690,620      1,634,681
                                              ----------     ----------

Total Liabilities and Shareholders' Equity    $3,479,710     $3,381,461
                                              ==========     ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-------------------------------------------------------------------------------
For the First Quarter ended September 30,
(in thousands except per share data)             1995           1994
-------------------------------------------------------------------------------


Sales                                        $1,216,202    $1,054,192
                                             ----------    ----------

Costs and Expenses:
Cost of sales                                   895,928       767,637
Selling, general and administrative             192,604       176,172
Interest                                         15,423        16,683
                                             ----------    ----------
                                              1,103,955       960,492
                                             ----------    ----------

Income before income taxes                      112,247        93,700

Income taxes                                    (46,583)      (40,315)
                                             ----------    ----------

Net income                                   $   65,664    $   53,385
                                             ==========    ==========


Net Income Per Share                         $      .43     $     .36
                                             ==========    ==========


Cash dividends per common share              $      .05    $      .05
                                             ==========    ==========


Common equivalent shares                        152,740       148,622
                                             ==========    ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


For the First Quarters ended September 30, 1995 and 1994

--------------------------------------------------------------------------------
                                          Capital in    Currency
                          Common Stock     Excess of   Translation      Retained
(in thousands)           $.50 Par Value    Par Value    Adjustment     Earnings
--------------------------------------------------------------------------------


Balance at June 30, 1994      $35,542       $567,476    $(40,874)    $  804,882

Net income                                                               53,385
Dividends                                                                (4,635)
Restricted stock grants,
    cancellations, tax
    benefits and other            103            314
Warrants, options exercised        55            989
Currency translation adjustment                           15,058
Amortization of deferred
    compensation                               1,273
                           ----------     ----------  ----------     ----------

Balance at
  September 30, 1994          $35,700       $570,052    $(25,816)    $  853,632
                           ==========     ==========  ==========     ==========


Balance at June 30, 1995      $38,183       $620,633    $ (9,451)    $  985,316


Net income                                                               65,664
Dividends                                                                (7,638)
Restricted stock grants,
    cancellations, tax
    benefits and other              4         (3,174)
Warrants, options exercised         3             90
Currency translation adjustment                             (880)
Amortization of deferred
    compensation                               1,870
                           ----------     ----------  ----------     ----------

Balance at
  September 30, 1995          $38,190       $619,419    $(10,331)    $1,043,342
                           ==========     ==========  ==========     ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------
For the First Quarter ended September 30,
(in thousands)                                      1995            1994
--------------------------------------------------------------------------------

Cash Flows From Operating Activities:

Net income                                         $ 65,664       $ 53,385
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                      23,851         22,302
   Amortization                                      11,652         10,679
   Deferred income taxes                             10,225          2,489
   Provision for losses on accounts receivable
     and inventory writedowns                         6,700          5,357
   Changes in assets and liabilities net of the
     effects of acquisitions and divestitures:
             Increase in accounts receivable
               and contracts in process             (49,189)        (7,675)
             Increase in inventory                  (20,712)        (2,257)
             Decrease in accounts payable and
               accrued expenses                     (47,315)       (53,352)
             Increase in income taxes payable        17,499         13,320
             Other                                  (13,101)         7,486
                                                   --------     ----------

   Net cash provided by operating activities          5,274         51,734
                                                   --------     ----------

Cash Flows From Investing Activities:

Capital expenditures                                (29,855)       (31,793)
Purchases of businesses, net of cash acquired       (38,334)        (2,776)
                                                   --------     ----------
   Net cash used in investing activities            (68,189)       (34,569)
                                                   --------     ----------

Cash Flows From Financing Activities:

Proceeds from (payments on) long-term debt and
   lines of credit                                   61,486        (44,190)
Dividends paid                                       (7,627)        (4,628)
Issuance of stock and warrants                           93          1,043
                                                   --------     ----------
   Net cash provided by (used in) financing
    activities                                       53,952        (47,775)
                                                   --------     ----------
Decrease in cash and cash equivalents                (8,963)       (30,610)
Cash and cash equivalents at beginning of quarter    66,021         75,843
                                                   --------     ----------
Cash and cash equivalents at end of quarter        $ 57,058       $ 45,233
                                                   ========     ==========

Supplementary cash flow disclosure:

   Interest paid                                   $ 11,608       $ 13,118
                                                   ========     ==========
   Income taxes paid                               $ 13,117       $ 12,779
                                                   ========     ==========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

 2. On October 11, 1995, the Company's Board of Directors authorized a two-for-one stock split to be effected in the form of a stock dividend. One additional share of common stock was distributed on November 14, 1995 for each share of common stock of the Company held by shareholders of record on October 30, 1995. The Company will reclassify $38,195 from the capital in excess of par value account to the common stock account on the effective date of the split.
        Earnings per share, common equivalent shares and cash dividends per share have been restated to reflect the stock split.

 3.     Long-term debt is as follows:

        ------------------------------------------------------------------------
                                                  September 30,     June 30,
        (in thousands)                                1995           1995
        ------------------------------------------------------------------------
        Credit agreements                            $      -       $      -
        Uncommitted lines of credit                    51,800              -
        Insurance company note                         55,000         55,000
        8.125% public notes due 1999                  144,907        144,901
        6.375% public notes due 2004                  104,323        104,301
        9.5% public debentures due 2022               199,580        199,575
        8.0% public debentures due 2023                49,959         49,959
        Other                                          46,221         37,068
                                                     --------       --------
                                                      651,790        590,804
        Less current portion and loans payable        144,478         84,387
                                                     --------       --------
                                                     $507,312       $506,417
                                                     ========       ========

        Under the Company's credit agreement with a group of commercial banks, the Company has the right to borrow $300 million or a portion thereof until October 1999 for its general corporate purposes. The principal amount then outstanding will be due and payable at that time. Interest payable on borrowings is variable based upon the Company's option of selecting either a Eurodollar rate plus 0.325%, a certificate of deposit rate plus 0.45% or a base rate, as defined.

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

 4. The Company has an agreement under which it sells participating interests in a defined pool of trade accounts receivable. The proceeds of sale are less than the face amount of accounts receivable sold by an amount which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount was $3.4 and $1.8 million during the first quarter of fiscal 1996 and fiscal 1995, respectively, and has been included in selling, general and administrative expense in the Company's Consolidated Statement of Income.

 5. Selected information for the Company's four industry segments follows (in thousands):
                                                   First Quarter Ended
                                                        September 30,
                                              ------------------------------
                                                   1995            1994
                                              -------------     ------------

       Sales:
       Disposable and Specialty Products         $  354,153     $  329,583
       Fire Protection                              458,927        379,549
       Flow Control Products                        287,958        243,068
       Electrical and Electronic Components         115,164        101,992
                                                 ----------     ----------

                                                 $1,216,202     $1,054,192
                                                 ==========     ==========
       Income Before Income Taxes:
       Disposable and Specialty Products         $   63,591     $   58,328
       Fire Protection                               25,038         18,184
       Flow Control Products                         26,555         21,162
       Electrical and Electronic Components          20,430         18,101
                                                 ----------     ----------
            Total operations                        135,614        115,775
       Interest expense                             (15,423)       (16,683)
       Corporate and other amounts                   (7,944)        (5,392)
                                                 ----------     ----------
                                                 $  112,247     $   93,700
                                                 ==========     ==========

6.      Inventories are classified as follows (in thousands):

                                          September 30, 1995    June 30, 1995
                                          ------------------    -------------

             Purchased materials and
               manufactured parts           $158,388               $161,243
             Work in process                 109,668                 98,193
             Finished goods                  344,447                332,722
                                            --------               --------
                                            $612,503               $592,158
                                            ========               ========

7. In the normal course of business, the Company is liable for contract completion and product performance. In addition, the Company is in receipt of notifications from various environmental agencies that conditions at a number of sites where hazardous wastes were disposed of by the Company and other persons may require cleanup and other possible remedial action. In the opinion of management, these obligations will not materially affect the Company's financial position or results of operations.

                 Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Operating Results

Overview

Net income per share was $.43 for the first quarter of fiscal 1996 as compared to $.36 for the first quarter of fiscal 1995. The increase was attributable to increased income from operations in each of the Company's four business segments. On October 11, 1995, the Company's Board of Directors authorized a two-for-one stock split to be effected in the form of a stock dividend. One additional share of common stock was distributed on November 14, 1995 for each share of common stock of the Company held by shareholders of record on October 30, 1995. Per share amounts have been restated to reflect the stock split.

Results of Operations

First Quarter of Fiscal 1996 Compared to First Quarter of Fiscal 1995:

Sales increased 15% during the first quarter of fiscal 1996 to $1.22 billion from $1.05 billion in the first quarter of fiscal 1995. Sales of the Disposable and Specialty Products group increased $24.6 million to $354.2 million, or 7%, with fiscal 1996 reflecting higher sales at Kendall and Ludlow. Sales of the Fire Protection group increased $79.4 million to $458.9 million, or 21%. Sales increased in Europe by $36.9 million, including an $8.4 increase resulting from the change in average foreign currency exchange rates on non U.S. dollar denominated sales in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 due to the weakening of the U.S. dollar versus certain foreign currencies. Sales in the Asia Pacific region increased $27.3 million. Sales of the Flow Control Products group increased $44.9 million to $288.0 million, or 18%, primarily as a result of increased sales at Allied's pipe and tubular products businesses, including businesses acquired in the second half of fiscal 1995. Sales also increased in Grinnell's North American distribution operations and at Mueller. Sales of the Electrical and Electronic Components group increased $13.2 million to $115.2 million, or 13%, resulting principally from increased sales at Simplex, where sales are affected by the timing of deliveries under a long-term contract for underwater communication cable systems.

Pre-tax income for the first quarter of fiscal 1996 was $112.2 million, as compared to the $93.7 million earned in the first quarter of fiscal 1995, an increase of 20%. Interest expense decreased slightly during the first quarter of fiscal 1996 from the first quarter of fiscal 1995 primarily due to lower average debt levels and the effect of increased sales of accounts receivable (see Note 4 to the consolidated financial statements), partially offset by slightly higher interest rates.

For the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995, operating profits of the Disposable and Specialty Products group increased $5.3 million to $63.6 million, or 9%, reflecting higher earnings at Kendall and Ludlow partially offset by decreased earnings at Armin where profits were adversely affected by changes in raw material costs. Fire Protection group profits increased $6.8 million to $25.0 million, or 38%, due to improved profitability in the North American, European and Asia Pacific contracting operations. The effect of the average foreign exchange rates during the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 was not material. Operating profits for the Flow Control group increased $5.4 million to $26.6 million, or 25%, due principally to increased earnings in Allied's pipe and tubular products businesses, including businesses acquired in the second half of fiscal 1995, and at Mueller.
Operating profits of the Electrical and Electronic Components group increased $2.3 million to $20.4 million, or 13%, due primarily to higher earnings at Simplex and at Allied's electrical conduit operations.


Liquidity and Capital Resources

As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $5.3 million during the first quarter of fiscal 1996. Accounts receivable and contracts in process increased $49.2 million, inventory increased $20.7 million and accounts payable and accrued expenses decreased $47.3 million. Net changes in other working capital accounts were not significant during the period. The impact of changes in foreign exchange rates did not materially affect working capital during the quarter.

During the first quarter of fiscal 1996, the Company used cash to (i) acquire a German disposable and specialty products company, a U.S. fire protection company, two European flow control companies and a U.S. flow control company for an aggregate of $38.3 million; (ii) purchase $29.9 million of property, plant and equipment; and (iii) pay dividends of $7.6 million.

At September 30, 1995 the Company's total debt was $651.8 million as compared to $590.8 million at June 30, 1995.

Shareholders' equity was $1.69 billion, or $11.07 per share, at September 30, 1995, compared to $1.63 billion, or $10.70 per share, at June 30, 1995. The increase in shareholders' equity was due primarily to net income of $65.7 million. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 28% at September 30, 1995 and 27% at June 30, 1995.

The Company believes that its funding sources are adequate for its anticipated requirements through expected cash flows from operations and established financing arrangements.

Working capital requirements for the remainder of fiscal 1996 are not expected to significantly exceed fiscal 1995 levels. The level of capital expenditures is not expected to substantially increase in fiscal 1996 as compared to fiscal 1995, and the source of funds for such expenditures is expected to be cash from operations.


Backlog

The backlog of unfilled orders was approximately $1.13 billion at September 30, 1995 as compared to $1.05 billion at June 30, 1995. Backlog increased in all regions of the Fire Protection businesses, as well as in each business in the Electrical and Electronic Components segment.

                           Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits

        11 - Earnings Per Share Computation
        27 - Financial Data Schedule

(b)     Reports on Form 8-K

        None.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             TYCO INTERNATIONAL LTD.



                              /s/ Mark H. Swartz
                              -------------------------------------------
                              Mark H. Swartz
                              Vice President - Chief Financial Officer
                              (Principal Accounting and Financial Officer)









Date:  November 14, 1995

                              TYCO INTERNATIONAL LTD.

                                INDEX TO EXHIBITS



Exhibit No.
-----------

   11           Earnings Per Share Computation

   27           Financial Data Schedule