Form 10-Q
period 1995-12-31
TYCO INTERNATIONAL LTD
filed 1996-02-13
CIK 100441

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                             OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                                     1-5482
                            (Commission File Number)

                         ------------------------------

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

                         ------------------------------

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

The number of shares of common stock outstanding as of January 27, 1996 was 152,506,932.

--------------------------------------------------------------------------------

                              TYCO INTERNATIONAL LTD.

                                 INDEX TO FORM 10-Q


                                                                         Page
                                                                         ----

Part I - Financial Information:

    Item 1 - Financial Statements -

           Consolidated Balance Sheet - December 31, 1995 and
               June 30, 1995                                              1-2

           Consolidated Statement of Income for the Second Quarters
               and Six Months ended December 31, 1995 and 1994             3

           Consolidated Statement of Changes in Shareholders'
               Equity for the Six Months ended December 31,
               1995 and 1994                                               4

           Consolidated Statement of Cash Flows for the Six
               Months ended December 31, 1995 and 1994                     5

           Notes to Consolidated Financial Statements                      6

    Item 2 - Management's Discussion and Analysis of
               Financial Condition and Operating Results                 10-12


Part II - Other Information:

    Item 4 - Submission of Matters to a Vote of Security Holders          13

    Item 6 - Exhibits and Reports on Form 8-K                             14

                          Part I - Financial Information

                          Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET

ASSETS

--------------------------------------------------------------------------------
                                                   (unaudited)
(in thousands)                                  December 31, 1995  June 30, 1995
--------------------------------------------------------------------------------

Current Assets:

Cash and cash equivalents                          $   145,409      $    66,021
Receivables, less allowance for doubtful
   accounts of $31,598 in fiscal 1996 and
   $29,554 in fiscal 1995                              565,411          527,946
Contracts in process                                   115,715          104,526
Inventories                                            597,879          592,158
Deferred income taxes                                   99,797          108,118
Prepaid expenses and other                              70,008           53,132
                                                   -----------      -----------
                                                     1,594,219        1,451,901
                                                   -----------      -----------


Property, Plant and Equipment:

Land                                                    33,331           33,842
Buildings                                              295,735          286,839
Machinery and equipment                                824,379          784,737
Leasehold improvements                                  18,146           17,881
Construction in progress                                58,414           46,178
Accumulated depreciation                              (558,157)        (511,006)
                                                   -----------      -----------
                                                       671,848          658,471
                                                   -----------      -----------


Goodwill and Other Intangible Assets                 1,024,659        1,004,463

Reorganization Value in Excess of
   Identifiable Assets                                 103,001          108,801

Deferred Income Taxes                                   94,961          101,678


Other Assets                                            70,203           56,147
                                                   -----------      -----------

                                                   $ 3,558,891      $ 3,381,461
                                                   ===========      ===========

See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                                   (unaudited)
(in thousands except share data)                December 31, 1995  June 30, 1995
--------------------------------------------------------------------------------

Current Liabilities:

Loans payable and current maturities of
   long-term debt                                    $    90,789    $    84,387
Accounts payable                                         387,617        417,395
Accrued expenses                                         429,665        423,387
Contracts in process - billings in excess
   of costs                                               92,167         75,546
Income taxes                                             105,659         72,370
Deferred income taxes                                     11,165         11,630
                                                     -----------    -----------
                                                       1,117,062      1,084,715
                                                     -----------    -----------


Deferred Income Taxes                                      9,464          9,599

Long-term Debt                                           507,016        506,417

Other Liabilities                                        186,190        146,049

Commitments and Contingencies

Shareholders' Equity:

Preferred stock, $1 par value, authorized
   2,000,000 shares; none outstanding                       --             --
Common stock, $.50 par value, authorized
   180,000,000 shares; outstanding 152,711,551
   shares in fiscal 1996 and 76,365,001 shares
   in fiscal 1995, net of reacquired shares of
   15,978,630 in fiscal 1996 and 7,960,740 in
   fiscal 1995                                            76,359         38,183
Capital in excess of par value, net of
   deferred compensation of $18,062 in
   fiscal 1996 and $21,636 in fiscal 1995                585,376        620,633
Currency translation adjustment                          (29,053)        (9,451)
Retained earnings                                      1,106,477        985,316
                                                     -----------    -----------

                                                       1,739,159      1,634,681
                                                     -----------    -----------

                                                     $ 3,558,891    $ 3,381,461
                                                     ===========    ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------
For the Periods ended December 31,          Fiscal Second Quarter         Fiscal Six Months
1995 and 1994 (in thousands              --------------------------    --------------------------
except per share data)                       1995           1994        1995             1994
-------------------------------------------------------------------------------------------------
Sales                                    $ 1,243,885    $ 1,097,703    $ 2,460,087    $ 2,151,895
                                         -----------    -----------    -----------    -----------

Costs and Expenses:

Cost of sales                                909,718        804,989      1,805,646      1,572,626
Selling, general and administrative          198,278        177,939        390,882        354,111
Merger and transaction related costs            --           37,170           --           37,170
Interest                                      14,914         15,020         30,337         31,703
                                         -----------    -----------    -----------    -----------
                                           1,122,910      1,035,118      2,226,865      1,995,610
                                         -----------    -----------    -----------    -----------

Income before income taxes and
    extraordinary item                       120,975         62,585        233,222        156,285

Income taxes                                 (50,204)       (35,961)       (96,787)       (76,276)
                                         -----------    -----------    -----------    -----------

Net income before extraordinary item          70,771         26,624        136,435         80,009

Extraordinary item, net of tax benefit          --           (2,600)          --           (2,600)
                                         -----------    -----------    -----------    -----------

Net Income                               $    70,771    $    24,024    $   136,435    $    77,409
                                         ===========    ===========    ===========    ===========

Net Income Per Share:

    Before extraordinary item            $       .46    $       .18    $       .89    $       .54

    Extraordinary Item                          --             (.02)          --             (.02)
                                         -----------    -----------    -----------    -----------

    Net income                           $       .46    $       .16    $       .89    $       .52
                                         ===========    ===========    ===========    ===========

Cash dividends per common share          $       .05    $       .05    $       .10    $       .10
                                         ===========    ===========    ===========    ===========

Common equivalent shares                     152,898        150,370        152,819        149,464
                                         ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months ended December 31, 1995 and 1994

-----------------------------------------------------------------------------------------------
                                                        Capital in     Currency
                                       Common Stock      Excess of    Translation    Retained
(in thousands)                         $.50 Par Value    Par Value    Adjustment     Earnings
-----------------------------------------------------------------------------------------------
Balance at June 30, 1994                  $   35,542    $  567,476    $  (40,874)   $  804,882

Net income                                                                              77,409
Dividends                                                                              (11,968)
Management equity compensation                                 404
Restricted stock grants,
  cancellations, tax
  benefits and other                             174           255
Warrants, options exercised                    1,235        33,392
Currency translation adjustment                                           17,055
Amortization of deferred
  compensation                                               1,851
                                          ----------    ----------    ----------    ----------

Balance at December 31, 1994              $   36,951    $  603,378    $  (23,819)   $  870,323
                                          ==========    ==========    ==========    ==========



Balance at June 30, 1995                  $   38,183    $  620,633    $   (9,451)   $  985,316

Net income                                                                             136,435
Dividends                                                                              (15,274)
Restricted stock grants,
  cancellations, tax
  benefits and other                              12           879
Warrants, options exercised                        5           110
Currency translation adjustment                                          (19,602)
Amortization of deferred
  compensation                                               4,416
Common stock reacquired                          (36)       (2,467)
Two-for-one stock split effected in the
  form of a 100% stock dividend               38,195       (38,195)
                                          ----------    ----------    ----------    ----------

Balance at December 31, 1995              $   76,359    $  585,376    $  (29,053)   $1,106,477
                                          ==========    ==========    ==========    ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------
For the Six Months ended December 31,
(in thousands)                                             1995         1994
--------------------------------------------------------------------------------

Cash Flows From Operating Activities:
Net income                                               $ 136,435    $  77,409
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Extraordinary item                                        --          2,600
    Depreciation                                            47,074       43,721
    Amortization of intangibles                             23,729       20,498
    Deferred income taxes                                   15,664       (1,426)
    Provision for losses on accounts receivable
      and inventory writedowns                              13,114        6,845
    Changes in assets and liabilities net of
      effects from acquisitions and divestitures:
           (Increase) decrease in accounts receivable
             and contracts in process                      (39,585)      15,280
           Increase in inventory                           (26,842)     (23,966)
           Decrease in accounts payable and
             accrued expenses                              (21,248)     (25,203)
           Increase in income taxes payable                 33,306        6,492
           Other                                           (38,174)       5,753
                                                         ---------    ---------
    Net cash provided by operating activities              143,473      128,003
                                                         ---------    ---------

Cash Flows From Investing Activities:
Capital expenditures                                       (62,954)     (64,292)
Purchase of businesses, net of cash acquired               (40,785)     (23,601)
Proceeds from sale of acquired assets                       49,768         --
                                                         ---------    ---------
    Net cash used in investing activities                  (53,971)     (87,893)
                                                         ---------    ---------

Cash Flows From Financing Activities:
Proceeds from long term debt                                  --        144,889
Proceeds from (payments on) long-term
  debt and lines of credit                                   7,495     (229,430)
Dividends paid                                             (15,221)      (9,258)
Exercise of stock options and warrants                         115       34,627
Common stock reacquired                                     (2,503)        --
                                                         ---------    ---------
    Net cash used in financing activities                  (10,114)     (59,172)
                                                         ---------    ---------
Increase (decrease) in cash and cash equivalents            79,388      (19,062)
Cash and cash equivalents at beginning of year              66,021       75,843
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 145,409    $  56,781
                                                         =========    =========

See notes to consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1995 included in the Company's Form 10-K dated June 30, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

2. On October 11, 1995, the Company's Board of Directors authorized a two-for-one stock split to be effected in the form of a stock dividend. One additional share of common stock was distributed on November 14, 1995 for each share of common stock of the Company held by shareholders of record on October 30, 1995. The Company reclassified $38,195 from the capital in excess of par value account to the common stock account on the effective date of the split. Earnings per share, common equivalent shares and cash dividends per share have been restated to reflect the stock split.

3. On December 29, 1995, the Company sold certain assets, including trademarks and patents, of the Curad and Futuro consumer healthcare products business owned by its Kendall subsidiary. Under the agreements, Kendall will continue to manufacture certain Curad and Futuro products for the buyer under long-term supply agreements. The Company received net cash proceeds of $49.8 million for the sale of the brand names and certain domestic assets. The Company will also continue to receive other payments, including non-compete payments, through fiscal 2001. The Company has also granted to the buyer options to acquire certain additional trademarks, patents and other international assets. The gain on the sale was not material to the Company's results of operations.

4. On January 19, 1996, the Company acquired The Earth Technology Corporation, an environmental engineering and water/waste water management company. On February 1, 1996, the Company acquired Professional Medical Products, Inc., a manufacturer of disposable medical products. These purchases were made utilizing cash on hand as well as borrowings under the Company's uncommitted lines of credit. The acquisitions, which have a combined purchase price of approximately $200 million, will be accounted for as purchases, with their results of operations consolidated with the Company's from their respective acquisition dates.

 5.     Long-term debt is as follows:

        ------------------------------------------------------------------------
                                                        December 31,   June 30,
        (in thousands)                                      1995         1995
        ------------------------------------------------------------------------

        Credit agreements                                $   --         $   --
        Uncommitted lines of credit                          --             --
        Insurance company note                             55,000         55,000
        8.125% public notes due 1999                      144,911        144,901
        6.375% public notes due 2004                      104,343        104,301
        9.5% public debentures due 2022                   199,585        199,575
        8.0% public debentures due 2023                    49,959         49,959
        Other                                              44,007         37,068
                                                         --------       --------
                                                          597,805        590,804
        Less current portion and loans payable             90,789         84,387
                                                         --------       --------
                                                         $507,016       $506,417
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

     In connection with the refinancing of certain of its Kendall subsidiary's notes, the Company recorded a charge of $4.3 million ($2.6 million after tax), representing unamortized debt issuance fees and a call premium, as an extraordinary loss for the Company's quarter ended December 31, 1994.

     Under its various loan agreements, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

6. The Company has an agreement under which it sells participating interests in a defined pool of trade accounts receivable. The proceeds of sale are less than the face amount of accounts receivable sold by an amount which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount was $3.4 million and $1.8 million during the second quarter of fiscal 1996 and 1995, respectively, and $6.7 million and $3.6 million for the first six months of fiscal 1996 and 1995, respectively, and has been included in selling, general and administrative expense in the Company's Consolidated Statement of Income.

7. Selected information for the Company's four industry segments follows (in thousands):

                                Second Quarter Ended            Six Months Ended
                                     December 31,                December 31,
                             --------------------------    --------------------------
                                 1995          1994            1995           1994
                             -----------    -----------    -----------    -----------
Sales:

Disposable and Specialty
    Products                 $   348,713    $   333,756    $   702,866    $   663,339
Fire Protection                  495,965        422,395        954,892        801,944
Flow Control Products            276,213        237,906        564,171        480,974
Electrical and Electronic
   Components                    122,994        103,646        238,158        205,638
                             -----------    -----------    -----------    -----------
                             $ 1,243,885    $ 1,097,703    $ 2,460,087    $ 2,151,895
                             ===========    ===========    ===========    ===========

Income Before Income Taxes
   and Extraordinary Item:

Disposable and Specialty
    Products                 $    66,627    $    63,072    $   130,218    $   121,400
Fire Protection                   32,290         21,014         57,328         39,198
Flow Control Products             25,156         18,349         51,711         39,511
Electrical and Electric
   Components                     22,369         18,494         42,799         36,595
                             -----------    -----------    -----------    -----------

       Total operations          146,442        120,929        282,056        236,704
Interest expense                 (14,914)       (15,020)       (30,337)       (31,703)
Corporate and other
    amounts (1)                  (10,553)       (43,324)       (18,497)       (48,716)
                             -----------    -----------    -----------    -----------

                             $   120,975    $    62,585    $   233,222    $   156,285
                             ===========    ===========    ===========    ===========

(1) The second quarter and six months ended December 31, 1994 include charges of $37.2 million for merger and transaction related costs.

 8.  Inventories are classified as follows (in thousands):

                                         December 31, 1995         June 30, 1995
                                         -----------------         -------------
     Purchased materials and
       manufactured parts                      $158,914               $161,243
     Work in process                            110,763                 98,193
     Finished goods                             328,202                332,722
                                               --------               --------
                                               $597,879               $592,158
                                               ========               ========

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

                Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Operating Results

Overview

For the first six months of fiscal 1996, net income before extraordinary item was $136.4 million, or $.89 per share, compared with $80.0 million, or $.54 per share, for the first six months of fiscal 1995. Excluding the $31.2 million, or $.21 per share, after tax charge for merger and transaction related costs related to the Kendall transaction in fiscal 1995, net income before extraordinary item rose 23%. The increase was attributable to strong earnings in the Fire Protection group as well as increased income in each of the Company's other business segments.


Results of Operations

Second Quarter of Fiscal 1996 Compared to Second Quarter of Fiscal 1995:

Sales increased 13% during the second quarter of fiscal 1996 to $1.24 billion from $1.10 billion in the second quarter of fiscal 1995. Sales of the Disposable and Specialty Products group increased $15.0 million to $348.7 million, or 4%, due principally to increased sales at Kendall and Ludlow, partially offset by decreased sales at Armin. Sales of the Fire Protection group increased $73.6 million to $496.0 million, or 17%, due to increased sales in the Company's contracting businesses in each geographic region. Sales of the Flow Control group increased $38.3 million to $276.2 million, or 16%, principally reflecting increased volume at Grinnell's distribution operations and at Allied's pipe and tube business, including businesses acquired in the second half of fiscal 1995. Sales of the Electrical and Electronic Components group increased $19.4 million to $123.0 million, or 19%, resulting from increased sales of underwater communications cable systems at Simplex as well as higher sales at the printed circuit businesses and at Allied's electrical conduit operations.

For the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, operating profits of the Disposable and Specialty Products group increased $3.5 million to $66.6 million, or 6%, due primarily to higher earnings at Kendall and Ludlow partially offset by decreased earnings at Armin where profits were adversely affected by changes in raw material costs. Operating income of the Fire Protection group increased $11.3 million to $32.3 million, or 54%, due to higher margins in contracting in every region. Operating profits of the Flow Control group increased $6.8 million to $25.2 million, or 37%, due to increased earnings at Allied's pipe and tube business, including businesses acquired in the second half of fiscal 1995, and at Grinnell's distribution operations in both the U.S. and Europe. Operating profits of the Electrical and Electronic Components group increased $3.9 million to $22.4 million, or 21%, due principally to higher earnings at Simplex and at Allied's electrical conduit operations.

The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the second quarter of fiscal 1996 as compared to the same period of fiscal 1995 was not material.

Interest expense decreased slightly during the second quarter of fiscal 1996 from the second quarter of fiscal 1995 due principally to lower average debt balances, partly resulting from the effect of increased sales of accounts receivable (see Note 6), offset partially by higher interest rates.

During the second quarter of fiscal 1995, the Company refinanced $100 million principal amount of Kendall's subordinated notes due 2003. In connection with the refinancing, the Company recorded a charge of $4.3 million ($2.6 million after tax), representing unamortized debt issuance fees and a call premium, as an extraordinary loss.

First Six Months of Fiscal 1996 Compared with First Six Months of Fiscal 1995:

Sales during the first six months of fiscal 1996 were $2.46 billion, a 14% increase over fiscal 1995 sales of $2.15 billion. Sales of the Disposable and Specialty Products group increased $39.5 million to $702.9 million, or 6%, due to increased sales principally at Kendall and, to a lesser extent, at Ludlow. Sales of the Fire Protection group increased $153.0 million to $954.9 million, or 19%, due to increased sales in the contracting business in each geographic region. Sales of the Flow Control group increased $83.2 million to $564.2 million, or 17%, reflecting higher volume at Allied, including businesses acquired in the second half of fiscal 1995, as well as from Mueller and Grinnell's distribution operations. Sales of the Electrical and Electronic Components group increased $32.5 million to $238.2 million, or 16%, resulting principally from higher sales of underwater communications cable systems at Simplex as well as at Allied's electrical conduit operations.

For the first six months of fiscal 1996 as compared to the first six months of fiscal 1995, operating profits of the Disposable and Specialty Products group increased $8.8 million to $130.2 million, or 7%, reflecting higher earnings at Kendall and Ludlow partially offset by decreased earnings at Armin where profits were adversely affected by changes in raw material costs. Operating income of the Fire Protection group rose $18.1 million to $57.3 million, or 46%, due principally to higher margins at fire protection operations in each geographic region. The operating profits of the Flow Control group increased $12.2 million to $51.7 million, or 31%, resulting principally from increased earnings at Allied as well as at Grinnell's European distribution operations. Operating profits of the Electrical and Electronic Components group increased $6.2 million to $42.8 million, or 17%, due to increased earnings at Simplex and Allied's electrical conduit operations.

The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the first six months of fiscal 1996 as compared to the same period of fiscal 1995 was not material.

Interest expense decreased $1.4 million to $30.3 million during the first six months of fiscal 1996 as compared to the first six months of fiscal 1995 due principally to lower average debt balances, partly resulting from the effect of increased sales of accounts receivable, offset partially by higher interest rates.

Liquidity and Capital Resources

As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $143.5 million during the first six months of fiscal 1996. The significant changes in working capital accounts were an increase of $39.6 million in accounts receivable and contracts in process, an increase of $26.8 million in inventory and a $21.2 million decrease in accounts payable and accrued expenses. Net changes in other working capital accounts were not significant during the period.

During the first six months of fiscal 1996, the Company used cash to (i) acquire a German disposable and specialty products company, a U.S. fire protection company, two European flow control companies and a U.S. flow control company for an aggregate of $40.8 million; (ii) purchase $63.0 million of property and equipment; (iii) pay dividends of $15.2 million and (iv) reacquire shares for $2.5 million. The Company received cash of $49.8 million from the sale of brand names and certain domestic assets.

At December 31, 1995 the Company's total debt was $597.8 million as compared to $590.8 million at June 30, 1995.

Shareholders' equity was $1.74 billion or $11.39 per share at December 31, 1995 compared to $1.63 billion or $10.70 per share (after giving effect to the stock split) at June 30, 1995. The increase is due primarily to fiscal 1996 net income. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 26% at December 31, 1995 and 27% at June 30, 1995.

Working capital requirements for the remainder of fiscal 1996 are not expected to significantly exceed fiscal 1995 levels. The level of capital expenditures may increase slightly in fiscal 1996 as compared to fiscal 1995 and the source of funds for such expenditures is expected to be cash from operations.

Subsequent to December 31, 1995, the Company utilized cash on hand as well as its existing financing arrangements to complete the acquisitions of The Earth Technology Corporation and Professional Medical Products, Inc., with the aggregate purchase price totaling approximately $200 million. The Company believes that its funding sources are adequate for its anticipated capital and operating requirements through expected cash flows from operations and established financing arrangements.

Backlog

The backlog of unfilled orders was approximately $1.06 billion at December 31, 1995 and $1.05 billion at June 30, 1995. Backlog increases in the Fire Protection segment were partially offset by decreased backlog at Simplex, where backlog is affected by timing of deliveries on contracts for underwater communication cable systems.

                           Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Company's Annual Meeting on November 14, 1995, shareholders voted on the following item:

i)   To elect eight directors to hold office until the 1996 Annual Meeting of
     Shareholders.:

     A total of 63,901,070 shares were voted for, and 359,461 shares were voted against, each of the eight directors as a group. Votes withheld against individual directors were as follows: L. Dennis Kozlowski - 12,537 votes, Joshua M. Berman - 289,463 votes, Richard S. Bodman - 4,120 votes, John F. Fort - 3,733 votes, Stephen W. Foss - 1,535 votes, Richard A. Gilleland - 394,838 votes, Philip M. Hampton - 4,099 votes, and Frank E. Walsh, Jr. - 4,315 votes. There were no abstentions or broker non-votes.

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



                             TYCO INTERNATIONAL LTD.



                             /s/  Mark H. Swartz
                             ---------------------------------
                              Mark H. Swartz
                              Vice President - Chief Financial Officer
                              (Principal Accounting and Financial Officer)












   Date:  February 13, 1996

                             TYCO INTERNATIONAL LTD.

                                INDEX TO EXHIBITS




   Exhibit No.

      11          Earnings Per Share Computation

      27          Financial Data Schedule