Form 10-Q
period 1996-03-31
TYCO INTERNATIONAL LTD
filed 1996-05-15
CIK 100441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

The number of shares of common stock outstanding as of April 27, 1996 was 152,551,626.

                   TYCO INTERNATIONAL LTD.

                     INDEX TO FORM 10-Q


                                                                          PAGE


PART I - FINANCIAL INFORMATION:

      Item 1 - Financial Statements -

                 Consolidated Balance Sheet - March 31, 1996 and
                     June 30, 1995                                         1-2

                 Consolidated Statement of Income for the Third Quarters
                     and Nine Months ended March 31, 1996 and 1995          3

                 Consolidated Statement of Changes in Shareholders'
                     Equity for the Nine Months ended March 31,
                     1996 and 1995                                          4

                 Consolidated Statement of Cash Flows for the Nine
                     Months ended March 31, 1996 and 1995                   5

                 Notes to Consolidated Financial Statements                 6

      Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Operating Results            10-12


PART II - OTHER INFORMATION:

      Item 6 - Exhibits and Reports on Form 8-K                            13

                                 PART I - FINANCIAL INFORMATION

                                 ITEM 1 - FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET

ASSETS


                                                     (unaudited)
(in thousands)                                     March 31, 1996      June 30, 1995
- ------------------------------------------------------------------------------------
CURRENT ASSETS:

Cash and cash equivalents                             $    61,617        $    66,021
Receivables, less allowance for doubtful
     accounts of $36,142 in fiscal 1996 and
     $29,554 in fiscal 1995                               655,009            527,946
Contracts in process                                      123,772            104,526
Inventories                                               611,023            592,158
Deferred income taxes                                     109,391            108,118
Prepaid expenses and other                                 68,463             53,132
                                                     ------------       ------------
                                                        1,629,275          1,451,901
                                                       ----------         ----------


PROPERTY, PLANT AND EQUIPMENT:

Land                                                       34,627             33,842
Buildings                                                 318,457            286,839
Machinery and equipment                                   901,321            784,737
Leasehold improvements                                     20,661             17,881
Construction in progress                                   59,724             46,178
Accumulated depreciation                                  (623,895)         (511,006)
                                                       -----------        -----------
                                                          710,895            658,471
                                                      -----------        -----------


GOODWILL AND OTHER INTANGIBLE ASSETS                    1,168,335          1,004,463

REORGANIZATION VALUE IN EXCESS OF
     IDENTIFIABLE ASSETS                                  104,116            108,801

DEFERRED INCOME TAXES                                      77,594            101,678


OTHER ASSETS                                               75,416             56,147
                                                     ------------      -------------

                                                       $3,765,631         $3,381,461
                                                       ==========         ==========


See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  (unaudited)
(in thousands except share data)                 March 31, 1996         June 30, 1995
- -------------------------------------------------------------------------------------
CURRENT LIABILITIES:

Loans payable and current maturities of
     long-term debt                               $    186,099         $     84,387
Accounts payable                                       404,183              417,395
Accrued expenses                                       450,827              423,387
Contracts in process - billings in excess
     of costs                                           96,523               75,546
Income taxes                                            77,558               72,370
Deferred income taxes                                   10,885               11,630
                                                 -------------        -------------
                                                     1,226,075            1,084,715
                                                   -----------          -----------


DEFERRED INCOME TAXES                                    9,354                9,599

LONG-TERM DEBT                                         516,435              506,417

OTHER LIABILITIES                                      182,194              146,049

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, authorized
     2,000,000 shares; none outstanding                                             -                           -
Common stock, $.50 par value, authorized
     180,000,000 shares; outstanding 152,519,854 shares in fiscal 1996 and
     76,365,001 shares in fiscal 1995, net of reacquired shares of 16,056,977 in fiscal 1996
     and 7,960,740 in fiscal 1995                        76,260             38,183
Capital in excess of par value, net of
     deferred compensation of $13,022 in
     fiscal 1996 and $21,636 in fiscal 1995             606,323            620,633
Currency translation adjustment                         (29,335)           (9,451)
Retained earnings                                     1,178,325            985,316
                                                    -----------       ------------

                                                      1,831,573          1,634,681
                                                    -----------        -----------

                                                     $3,765,631         $3,381,461
                                                     ==========         ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


For the Periods ended March 31,                         Fiscal Third Quarter                      Fiscal Nine Months
1996 and 1995 (in thousands                         -----------------------------             ----------------------------
except per share data)                                  1996              1995                    1996           1995
- ---------------------------------------------------------------------------------------------------------------------------
SALES                                                   $1,257,619        $1,135,100          $3,717,706          $3,286,995
                                                        ----------        ----------          ----------          ----------
COSTS AND EXPENSES:

Cost of sales                                              910,078           830,840           2,715,724            2,403,466
Selling, general and administrative                        195,378           177,566             586,260              531,677
Merger and transaction related costs                        -                -                    -                    37,170
Interest                                                    16,309            15,583              46,646               47,286
                                                     -------------     -------------       -------------        -------------
                                                         1,121,765         1,023,989           3,348,630            3,019,599
                                                       -----------       -----------         -----------          -----------

Income before income taxes and
      extraordinary item                                   135,854           111,111             369,076              267,396

Income taxes                                               (56,380)          (46,156)           (153,167)            (122,432)
                                                     -------------     -------------        ------------         ------------

Net income before extraordinary item                        79,474            64,955             215,909              144,964


Extraordinary item, net of tax benefit                    -                 -                    -                     (2,600)
                                                 ----------------- -----------------    -----------------       -------------

NET INCOME                                            $     79,474      $     64,955         $   215,909          $   142,364
                                                      ============      ============         ===========          ===========


NET INCOME PER SHARE:

      Before extraordinary item                              $ .52             $ .43               $1.41                $ .96

      Extraordinary Item                                         -                 -                   -                $(.02)

      Net income                                             $ .52             $ .43               $1.41                $ .95

CASH DIVIDENDS PER COMMON SHARE                              $ .05             $ .05              $  .15                $ .15
                                                             =====             =====              ======                =====

COMMON EQUIVALENT SHARES                                   152,791           152,250             152,809              150,396
                                                           =======           =======             =======              =======




See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months ended March 31, 1996 and 1995


                                                         Capital in       Currency
                                          Common Stock   Excess of      Translation    Retained
(in thousands)                           $.50 Par Value  Par Value       Adjustment   Earnings
- --------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1994                  $35,542        $567,476      $(40,874)     $   804,882

Net income                                                                               142,364
Dividends                                                                                (19,825)
Restricted stock grants,
  cancellations, tax
  benefits and other                          151             945
Warrants, options exercised                 1,962          47,320
Currency translation adjustment                                           40,678
Amortization of deferred
  compensation                                              3,478

                                          -------        --------     ----------     -----------
BALANCE AT MARCH 31, 1995                 $37,655        $619,219     $     (196)    $   927,421
                                          =======        ========     ==========     ===========




BALANCE AT JUNE 30, 1995                  $38,183        $620,633      $  (9,451)    $   985,316

Net income                                                                               215,909
Dividends                                                                                (22,900)
Restricted stock grants,
  cancellations, tax
  benefits and other                          (27)         22,921
Warrants, options exercised                    10             190
Currency translation adjustment                                          (19,884)
Amortization of deferred
  compensation                                              7,543
Common stock reacquired                      (101)         (6,769)
Two-for-one stock split effected in the
  form of a 100% stock dividend            38,195         (38,195)
                                          -------        --------     ----------     -----------

BALANCE AT MARCH 31, 1996                 $76,260        $606,323     $  (29,335)    $ 1,178,325
                                          =======        ========     ==========     ===========








See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


For the Nine Months ended March 31,
(in thousands)                                                         1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $215,909      $ 142,364
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Extraordinary item                                                     -          2,600
      Depreciation                                                      69,647         66,447
      Amortization of intangibles                                       37,048         31,058
      Deferred income taxes                                             38,330         17,708
      Provision for losses on accounts receivable
        and inventory writedowns                                        20,647         12,147
      Changes in assets and liabilities net of
        effects from acquisitions and divestitures:
                Increase in accounts receivable
                  and contracts in process                             (62,017)       (38,147)
                Increase in inventory                                  (27,101)       (54,322)
                Decrease in accounts payable and
                  accrued expenses                                     (77,938)       (16,028)
                Increase in income taxes payable                         7,540            994
                Other                                                    4,195            942
                                                                   -----------     ----------
      Net cash provided by operating activities                        226,260        165,763
                                                                   -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (90,215)       (88,196)
Purchase of businesses, net of cash acquired                          (245,318)       (58,031)
Net proceeds from sale of acquired assets                               49,768              -
                                                                   -----------     ----------
      Net cash used in investing activities                           (285,765)      (146,227)
                                                                   -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                                                 -        144,889
Proceeds from (payments on) long-term
  debt and lines of credit                                              84,671       (227,483)
Dividends paid                                                         (22,900)       (16,664)
Exercise of stock options and warrants                                     200         49,282
Common stock reacquired                                                 (6,870)             -
                                                                   -----------     ----------
      Net cash provided by (used in) financing activities               55,101        (49,976)
                                                                   -----------     ----------
Decrease in cash and cash equivalents                                   (4,404)       (30,440)
Cash and cash equivalents at beginning of year                          66,021         75,843
                                                                   -----------     ----------
Cash and cash equivalents at end of period                          $   61,617     $   45,403
                                                                   ===========     ==========



See notes to consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1995 included in the Company's Form 10-K for the year ended June 30, 1995. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

 2. On October 11, 1995, the Company's Board of Directors authorized a two-for-one stock split to be effected in the form of a stock dividend. One additional share of common stock was distributed on November 14, 1995 for each share of common stock of the Company held by shareholders of record on October 30, 1995. The Company transferred $38.2 million from the capital in excess of par value account to the common stock account on the effective date of the split. Earnings per share, common equivalent shares and cash dividends per share have been restated to reflect the stock split.


 3. On December 29, 1995, the Company sold certain assets, including trademarks and patents, of the Curad and Futuro consumer healthcare products business owned by its Kendall subsidiary. Under the agreements, Kendall will continue to manufacture certain Curad and Futuro products for the buyer under long-term supply agreements. The Company received net cash proceeds of $49.8 million for the sale of the brand names and certain domestic assets. The Company will continue to receive other payments, including non-compete payments, through fiscal 2001. The Company has also granted to the buyer options to acquire certain additional trademarks, patents and other international assets. The gain on the sale was not material to the Company's results of operations.


4. On January 19, 1996, the Company acquired The Earth Technology Corporation ("Earth Tech"), an environmental engineering and water/waste water management company. On February 1, 1996, the Company acquired Professional Medical Products, Inc. ("ProMed"), a manufacturer of disposable medical products. These purchases were made utilizing cash on hand as well as borrowings under the Company's uncommitted lines of credit. The acquisitions, which have a combined purchase price of approximately $206 million, have been accounted for as purchases, with their results of operations consolidated with the Company's from their respective acquisition dates.

 5.         Long-term debt is as follows:



- -------------------------------------------------------------------------------
                                                 March 31,             June 30,
(in thousands)                                     1996                   1995
- -------------------------------------------------------------------------------
Credit agreement                                $      -        $           -
Uncommitted lines of credit                        87,800                   -
Insurance company note                             55,000               55,000
8.125% public notes due 1999                      144,918              144,901
6.375% public notes due 2004                      104,364              104,301
9.5% public debentures due 2022                   199,588              199,575
8.0% public debentures due 2023                    49,960               49,959
Other                                              60,904               37,068
                                                ----------           ----------
                                                  702,534              590,804
Less current portion and loans payable            186,099               84,387
                                                ---------            ----------
                                                 $516,435             $506,417
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

 6. The Company has an agreement under which it sells participating interests in a defined pool of trade accounts receivable. The maximum permitted under the agreement was $225 million in fiscal 1996 and $150 million in fiscal 1995. The proceeds of sale are less than the face amount of accounts receivable sold by an amount which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount was $2.8 million and $2.2 million during the third quarter of fiscal 1996 and 1995, respectively, and $9.5 million and $5.8 million for the first nine months of fiscal 1996 and 1995, respectively, and has been included in selling, general and administrative expense in the Company's Consolidated Statement of Income.

7. Selected information for the Company's four industry segments follows (in thousands):

                                        Third Quarter Ended           Nine Months Ended
                                                March 31,                 March 31,
                                            1996         1995         1996        1995
                                         ----------   ----------   ----------  ----------
 SALES:

 Disposable and Specialty
     Products                           $  357,734   $  358,266   $1,060,600   $1,021,605
 Fire Protection                           497,151      419,389    1,452,043    1,221,333
 Flow Control Products                     276,193      250,132      840,364      731,106
 Electrical and Electronic
    Components                             126,541      107,313      364,699      312,951
                                        ----------   ----------   ----------   ----------

                                        $1,257,619   $1,135,100   $3,717,706   $3,286,995
                                        ==========   ==========   ==========   ==========


INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM:

Disposable and Specialty
    Products                             $  75,397    $  69,402    $ 205,615    $ 190,802
Fire Protection                             33,235       21,774       90,563       60,972
Flow Control Products                       28,441       22,588       80,152       62,099
Electrical and Electric
   Components                               24,314       19,246       67,113       55,841
                                         ---------    ---------    ---------    ---------
       Total operations                    161,387      133,010      443,443      369,714
Interest expense                           (16,309)     (15,583)     (46,646)     (47,286)
Corporate and other
    amounts (1)                             (9,224)      (6,316)     (27,721)     (55,032)
                                         ---------    ---------    ---------    ---------

                                         $ 135,854    $ 111,111    $ 369,076    $ 267,396
                                         =========    =========    =========    =========

      (1) The nine months ended March 31, 1995 include charges of $37.2 million for merger and transaction related costs.

 8.         Inventories are classified as follows (in thousands):

                                     March 31, 1996          June 30, 1995
                                     --------------          -------------
Purchased materials and
  manufactured parts                   $162,048                 $161,243
Work in process                         115,838                   98,193
Finished goods                          333,137                  332,722
                                       --------                 --------
                                       $611,023                 $592,158
                                       ========                 ========

9 In the normal course of business, the Company is liable for contract completion and product performance. In addition, the Company is in receipt of notifications from various environmental agencies that conditions at a number of sites where hazardous wastes of the Company and other persons were disposed of may require cleanup and other possible remedial action. In the opinion of management, these obligations will not materially affect the Company's financial position or results of operations.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND OPERATING RESULTS

OVERVIEW


For the first nine months of fiscal 1996, net income before extraordinary item was $215.9 million, or $1.41 per share, compared with $145.0 million, or $.96 per share, for the first nine months of fiscal 1995. Excluding the $31.2 million, or $.21 per share, after tax charge for merger and transaction related costs related to the Kendall transaction in fiscal 1995, net income before extraordinary item rose 23%. The increase was attributable to strong earnings improvements in each of the Company's business segments.



RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 1996 COMPARED TO THIRD QUARTER OF FISCAL 1995:


Sales increased 11% during the third quarter of fiscal 1996 to $1.26 billion from $1.14 billion in the third quarter of fiscal 1995. Sales of the Disposable and Specialty Products group were flat due principally to decreased sales as a result of Kendall's sale of Futuro in the second quarter of fiscal 1996 as well as decreased sales at Armin resulting from lower resin prices. These decreases were somewhat offset by inclusion of the sales of ProMed, which was acquired by Kendall during the third quarter of fiscal 1996. Sales of the Fire Protection group increased $77.8 million to $497.2 million, or 19%, due to increased sales in the Company's contracting businesses in each geographic region, as well as sales resulting from the Company's acquisition of Earth Tech in the third quarter of fiscal 1996. Sales of the Flow Control group increased $26.1 million to $276.2 million, or 10%, principally reflecting increased volume at Grinnell's distribution operations and at Allied's pipe and tube business, including businesses acquired in the second half of fiscal 1995. Sales of the Electrical and Electronic Components group increased $19.2 million to $126.5 million, or 18%, resulting from increased sales of underwater communications cable systems at Simplex as well as higher sales at the printed circuit businesses and at Allied's electrical conduit operations.

For the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995, operating profits of the Disposable and Specialty Products group increased $6.0 million to $75.4 million, or 9%, due primarily to higher earnings at Kendall partially offset by decreased earnings at Armin where profits continue to be adversely affected by changes in raw material costs. Operating profits of the Fire Protection group increased $11.5 million to $33.2 million, or 53%, due to higher margins in North America and Europe contracting, as well as the inclusion of earnings from Earth Tech, which was acquired during the third quarter of fiscal 1996. Operating profits of the Flow Control group increased $5.8 million to $28.4 million, or 26%, due to increased earnings at Allied's pipe and tube business, including the results of businesses acquired in the second half of fiscal 1995, as well as at Mueller and at Grinnell's distribution operations in both the U.S. and Europe. Operating profits of the Electrical and Electronic Components group increased $5.1 million to $24.3 million, or 26%, due principally to higher earnings at Simplex, at the printed circuit businesses and at Allied's electrical conduit operations.


The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the third quarter of fiscal 1996 as compared to the same period of fiscal 1995 was not material.

Interest expense increased slightly during the third quarter of fiscal 1996 from the third quarter of fiscal 1995 due principally to higher average debt balances, offset partially by slightly lower interest rates.

FIRST NINE MONTHS OF FISCAL 1996 COMPARED WITH FIRST NINE MONTHS OF FISCAL 1995:


Sales increased 13% during the first nine months of fiscal 1996 to $3.72 billion from $3.29 billion during the first nine months of fiscal 1995. Sales of the Disposable and Specialty Products group increased $39.0 million to $1.06 billion, or 4%. Increased sales principally at Kendall and, to a lesser extent, at Ludlow were partially offset by decreased sales at Armin and by Kendall's sale of Futuro in the second quarter of fiscal 1996. Kendall's sales include the sales of ProMed, which was acquired during the third quarter of fiscal 1996. Sales of the Fire Protection group increased $230.7 million to $1.45 billion, or 19%, due to increased sales in the contracting business in each geographic region, as well as sales resulting from the acquisition of Earth Tech in the third quarter of fiscal 1996. Sales of the Flow Control group increased $109.3 million to $840.4 million, or 15%, reflecting higher volume at Allied, including businesses acquired in the second half of fiscal 1995, as well as from Grinnell's distribution operations. Sales of the Electrical and Electronic Components group increased $51.7 million to $364.7 million, or 17%, resulting principally from higher sales of underwater communications cable systems at Simplex as well as at the printed circuit businesses and at Allied's electrical conduit operations.

For the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995, operating profits of the Disposable and Specialty Products group increased $14.8 million to $205.6 million, or 8%, reflecting higher earnings at Kendall and Ludlow partially offset by decreased earnings at Armin where profits were adversely affected by changes in raw material costs. Operating profits of the Fire Protection group rose $29.6 million to $90.6 million, or 49%, due principally to higher margins at fire protection operations in each geographic region, as well as inclusion of earnings from Earth Tech, which was acquired during the third quarter of fiscal 1996. The operating profits of the Flow Control group increased $18.1 million to $80.2 million, or 29%, resulting principally from increased earnings at Allied and Mueller as well as at Grinnell's European distribution operations. Operating profits of the Electrical and Electronic Components group increased $11.3 million to $67.1 million, or 20%, due to increased earnings at Simplex, the printed circuit businesses and at Allied's electrical conduit operations.


The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the first nine months of fiscal 1996 as compared to the same period of fiscal 1995 was not material.

Interest expense decreased slightly to $46.6 million during the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 due principally to lower interest rates offset by higher average debt balances.


LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $226.3 million during the first nine months of fiscal 1996. The significant changes in working capital accounts were an increase of $62.0 million in accounts receivable and contracts in process, an increase of $27.1 million in inventory and a $77.9 million decrease in accounts payable and accrued expenses. Net changes in other working capital accounts were not significant during the period.

During the first nine months of fiscal 1996, the Company used cash to (i) acquire a U.S. and a German disposable and specialty products company, a U.S. fire protection company, two European flow control companies, two U.S. flow control companies and an environmental engineering and water/waste water management company for an aggregate of $245.3 million; (ii) purchase $90.2 million of property and equipment; (iii) pay dividends of $22.9 million and (iv) reacquire shares for $6.9 million. The Company received cash of $49.8 million from the sale of certain brand names and domestic assets of the Curad and Futuro consumer healthcare products business.


At March 31, 1996 the Company's total debt was $702.5 million as compared to $590.8 million at June 30, 1995. The Company utilized borrowings under its uncommitted lines of credit to partially finance its acquisitions of Earth Tech and ProMed.


Shareholders' equity was $1.83 billion or $12.01 per share at March 31, 1996 compared to $1.63 billion or $10.70 per share (after giving effect to the stock split) at June 30, 1995. The increase is due primarily to fiscal 1996 net income. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 28% at March 31, 1996 and 27% at June 30, 1995.


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


BACKLOG


The backlog of unfilled orders was approximately $1.19 billion at March 31, 1996 and $1.05 billion at June 30, 1995. Backlog increases in the Fire Protection, Flow Control and Disposable and Specialty Products segments were partially offset by decreased backlog at Simplex, where backlog is affected by timing of deliveries on contracts for underwater communication cable systems.

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






                              TYCO INTERNATIONAL LTD.



                              /s/  Mark H. Swartz
                               Mark H. Swartz
                               Vice President - Chief Financial Officer
                               (Principal Accounting and Financial Officer)

     Date:  May 15, 1996

                                               TYCO INTERNATIONAL LTD.

                                                   INDEX TO EXHIBITS




     Exhibit No.

         11                Earnings Per Share Computation

         27                Financial Data Schedule