Form 10-K
period 1996-06-30
TYCO INTERNATIONAL LTD
filed 1996-09-20
CIK 100441

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                              -------------------
 [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

 [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO

                                     1-5482
                            (Commission File Number)

                              -------------------
                            TYCO INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                                         04-2297459
             (State of Incorporation)                      (IRS Employer Identification Number)

                              -------------------
                   ONE TYCO PARK, EXETER, NEW HAMPSHIRE 03833
              (Address of registrant's principal executive office)
                                  603-778-9700
                        (Registrant's telephone number)
                              -------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X.  No    .
                                              ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. X .
           ---

    The aggregate market value of voting common stock held by nonaffiliates of registrant was $6,368,004,186 as of September 10, 1996.

    The number of shares of common stock outstanding as of September 10, 1996 was 153,454,010.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement which has been filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III.

    See pages 17 and 18 for the exhibit index.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Tyco International Ltd. (the "Company" or "Tyco"), through its divisions and operating subsidiaries, engages in the manufacture and distribution of disposable medical supplies and other specialty products, the design, manufacture, installation and service of fire detection and suppression systems, and the manufacture and distribution of flow control products and electrical and electronic components. The Company maintains a strong leadership position in each of its segments of these markets. See Notes 12 and 13 to the Consolidated Financial Statements for certain consolidated segment and geographic financial data relating to the Company's businesses.

I. DISPOSABLE AND SPECIALTY PRODUCTS

    Tyco's Disposable and Specialty Products Group consists of Kendall International Inc., Ludlow Laminating and Coating, Armin Plastics, Twitchell, and Accurate Forming. Kendall manufactures and distributes medical supplies, disposable medical products and adhesive products and tapes. Ludlow Laminating and Coating manufactures laminated and coated products. Armin manufactures polyethylene film and packaging products. Twitchell manufactures extrusion coated polyester yarns and woven fabrics and Accurate manufactures deep-drawn metal parts. In the first quarter of fiscal 1997, the Company acquired Carlisle Plastics, Inc. ("Carlisle"), a manufacturer of specialty packaging materials and garment hangers.

  Kendall

    Kendall conducts its operations through four business units: Kendall Healthcare, Kendall International, Kendall-Polyken and Ludlow Technical Products. In each of its business units, Kendall competes with numerous companies, including a number of larger, well-established companies. Kendall relies on its reputation for quality and dependable service, together with its low cost manufacturing and innovative products, to compete in its markets.

    Kendall Healthcare. The Kendall Healthcare business unit markets a broad range of wound care, vascular therapy, urological care, incontinence care, anesthetic care and other products to U.S. and Canadian hospitals and alternate site health care customers. Kendall Healthcare is the industry leader in gauze production with its Kerlix(R) and Curity(R) brands. Kendall Healthcare's other core domestic product category consists of its vascular therapy products, principally anti-embolism stockings, marketed under the T.E.D.(R) brand name, sequential pneumatic compression devices sold under the SCDTM brand name and a venous plexus foot pump. Kendall Healthcare pioneered the pneumatic compression form of treatment and continues to be the dominant participant in the pneumatic compression and elastic stocking segments of the vascular therapy market.

    Kendall acquired Professional Medical Products, Inc. ("ProMed") in February 1996. ProMed is a leading provider of incontinent care products, marketing primarily to nursing homes and other institutional providers of long term care. ProMed also offers a range of other patient care products, including urological, wound care, surgical care and respiratory care products.

    Kendall's Superior Healthcare Group, Inc., acquired in April 1994, manufactures a broad line of disposable medical supplies including respiratory, urology and nursing care products. In October 1994, Kendall acquired Sheridan Catheter Corporation, a manufacturer of airway management, temperature monitoring and specialty products serving patients in anesthesia, critical care and emergency medicine.

    Kendall Healthcare distributes its products both directly through its sales force and through a network of over 250 independent distributors. Kendall Healthcare's sales force is divided into three groups: one promoting its vascular therapy products, one promoting its wound care and other health care products and one selling all of its products into the alternate site markets. Most of the U.S. distributors also sell similar products made by Kendall's competitors, a practice common in the industry.

    Kendall International. Kendall International is responsible for the manufacturing, marketing, distribution and export of Kendall products in numerous countries worldwide. Kendall International's operations are organized primarily into three geographic regions--Europe, Latin America and the Far East. Kendall International generally markets a range of products similar to those of Kendall Healthcare, although the mix of product lines varies from country to country. Kendall International markets directly to hospital and medical professionals and through independent distributors.

    Kendall-Polyken. The Kendall-Polyken division manufactures and markets specialty adhesive products and tapes for industrial applications, including external corrosion protection tape products for oil, gas and water pipelines. Other industrial applications include tapes used in the automotive industry for wire harness wraps, sealing and other purposes, and tapes used in the aerospace and heating and air conditioning (HVAC) industries. Kendall-Polyken also produces duct, packaging and electrical tapes for consumer applications and bandages and medical tapes for Kendall's healthcare product units and for others.

    The Company acquired Nashua Corporation's tape business and Betham Corporation in May 1996. The tape operation manufactures duct, foil and strapping tapes and spray adhesives for industrial and consumer markets worldwide. Betham develops specialty pressure sensitive adhesives and coatings, principally for the automotive, medical and specialty markets. Both are being integrated with Polyken's existing operations.

    Polyken generally markets its pipeline products directly, working with local manufacturers' representatives, international engineering and construction companies, and the owners and operators of pipeline transportation facilities. Polyken sells its other industrial products either directly to major end users or through diverse distribution channels, depending on the industry being served.

    Technical Products. The Technical Products division manufactures and sells a variety of disposable medical products, specialized paper and film products. These products include disposable electrodes for medical devices, hydrogels, adhesive tapes, pressure sensitive coated papers and films used for business forms and in printing applications, high quality facsimile paper and recording chart papers for medical and industrial instrumentation.

    The Technical Products division was originally a division of Ludlow. Subsequent to the acquisition of Kendall, the Company reorganized to align Technical Products with Kendall. Over the last three years, Technical Products has made a series of acquisitions to expand its product line and presence in the disposable medical products field. Uni-Patch, acquired in December 1993, is a manufacturer and distributor of transcutaneous electrical nerve simulation ("TENS") electrodes and related products which are used primarily in physical therapy and other forms of rehabilitation medicine. Classic Medical Products, acquired in December 1993, is a manufacturer of medical electrodes for EKGs and similar diagnostic tests. Promeon, acquired in January 1994, is a leading manufacturer of gels which are used with medical electrodes for testing and other monitoring purposes. LMI, acquired in November 1994, is a manufacturer of medical electrodes. Cambrex, acquired in December 1994, is a producer of hydrogel wound care products. Sentry Medical, acquired in May 1996, manufactures neonatal electrodes, diagnostic and monitoring electrodes, electrotherapy electrodes and cable and lead wires.

    These products are marketed primarily by the division's internal sales force. Competitors vary from small regional firms to larger firms that compete with Technical Products on a national basis. Competition is on the basis of price and quality.

  Ludlow Laminating and Coating

    Ludlow Laminating and Coating produces protective packaging and other materials made of coated or laminated combinations of paper, polyethylene and foil. Coated packaging materials provide barriers against grease, oil, light, heat, moisture, oxygen and other contaminants that could damage the contained products. The division produces structural coated and laminated products such as plastic coated kraft, linerboard and bleached boards for rigid urethane insulation panels, automotive components and wallboard panels. Other applications include packaging for photographic film, frozen foods, health care products, electrical and metallic components, agricultural chemicals, cement and specialty resins.

    Ludlow markets its laminated and coated products through its internal sales force and through independent manufacturers' representatives. The Company competes with many large manufacturers of laminated and coated products on the basis of price, service, marketing coverage and custom application engineering. There are numerous specialized competitors which tend to differ from market to market.

  Armin

    Armin manufactures polyethylene film and packaging products in a wide range of size, gauge, construction strength, stretch capacity, clarity and color. Armin extrudes low density, high density and linear low density polyethylene film from resin purchased in pellet form, using such additives as coloring, slip and anti-block chemicals. Armin's products include plastic supermarket packaging, greenhouse sheeting, shipping covers and liners and a variety of other packaging configurations for the aerospace, agricultural, automotive, construction, cosmetics, electronics, food processing, healthcare, pharmaceutical and shipping industries. Armin also manufactures a number of other polyethylene products, such as reusable plastic pallets, transformer pads for electric utilities, and a large variety of disposable gloves for the cosmetic, medical, foodhandling and pharmaceutical industries. A majority of sales are generated through Armin's internal sales force. Armin serves over 6,000 customers in the United States.

    Armin competes with a wide range of manufacturers, including some vertically integrated companies and companies that manufacture polyethylene resins for their own use. Armin competes in many market segments by emphasizing product innovation, specialization and customer service.

  Twitchell

    Twitchell manufactures extrusion coated polyester yarns and woven PVC-coated yarn fabrics and woven and knit paper fabrics. These fabrics are sold by Twitchell's internal sales force and through distributors to manufacturers for use principally in outdoor furniture, wall coverings, window screening, awnings, housewares and other specialty products. Non-woven fabric is coated and sold for use as disposable medical clothing. Competition is on the basis of price, quality and service. Twitchell competes with a number of U.S. and foreign manufacturers in the sale of woven fabrics and coated products.

  Accurate Forming

    Accurate Forming manufactures deep-drawn metal parts, primarily barrels, caps and clips for pens and pencils and containers, caps and closures for cosmetics, pharmaceutical packaging and automotive applications. Accurate sells its products on a direct basis through its internal sales force and also utilizes manufacturers' representatives. The Company competes with many small, independent deep-drawn metal manufacturers and plastic extruders, several of which have manufacturing locations in the Far East. Competition is on the basis of price.

  Carlisle

    Carlisle was acquired in September 1996 and is a leading producer of industrial and consumer plastic products. Carlisle's products include trash bags, flexible packaging, sheeting and garment hangers. Carlisle's trash bag products include institutional lines, as well as Carlisle's own national consumer brands. Sales are primarily in North America.

    Carlisle supplies plastic trash bags to mass merchants, grocery chains, and institutional customers. Carlisle manufactures Ruffies(R), a national brand consumer trash bag, for mass merchants and other retail stores. Carlisle also provides heavy duty trash can liners for institutional customers, such as food service distributors, janitorial supply houses, restaurants, hotels and hospitals.

    In the consumer trash bag market, Carlisle competes primarily with two nationally advertised brands. Carlisle has historically concentrated on mass merchants as the primary market for its branded Ruffies trash bags, while the other major national brands are marketed primarily through food retailers.

    Film-Gard(R), Carlisle's leading plastic sheeting product, is sold to consumers and professional contractors through do-it-yourself outlets, home improvement centers and hardware stores. A wide range of Film-Gard products are sold for various uses, including painting, renovation, construction, landscaping and agriculture. Carlisle's industrial packaging film is sold through distributors and manufacturers for use as shrink wrap and for other packaging requirements.

    Carlisle sells molded plastic garment hangers to garment manufacturers, national retailers, regional or local retailers, and mass merchants. Garment manufacturers place their clothes on Carlisle's hangers before shipping to retail outlets. Carlisle creates, manufactures and sells customized hanger designs to national retailers. Regional or local retailers buy standard Carlisle hanger lines for retail clothing displays. Carlisle also supplies mass merchants with consumer plastic hangers for sale to the general public. Carlisle operates in a competitive marketplace where success is dependent upon price, service and quality.

II. FIRE AND SAFETY SERVICES

    The Company is the largest contractor in the world for the design and installation of fire detection, suppression and sprinkler systems, and for the servicing for such systems. The Company is also a leading manufacturer and distributor of fire detection and suppression products.

    The Company's Grinnell subsidiary ("Grinnell"), which was founded in 1850, is the largest installer, manufacturer and supplier of automatic fire sprinkler and fire alarm and detection systems in North America. Wormald International Limited ("Wormald"), which was founded in 1889, operates as a major fire protection company with contracting, manufacturing and distribution operations throughout Western Europe and the Asia-Pacific region. Grinnell and Wormald, in combination, is the largest fire protection company in the world, forming a network of over 300 offices on five continents. The acquisition of Thorn Security Group ("Thorn") in July 1996 expands the Company's worldwide position in the fire detection and security systems market.

  Contracting and Service

    The Company designs, fabricates, installs and services automatic fire sprinkler systems, fire alarm and detection systems, special hazard suppression systems and security systems in buildings and other installations. Grinnell's fire protection contracting and service business in North America operates through a network of offices located in the United States, Canada, Mexico and Puerto Rico. Internationally, the Company engages in fire protection contracting and service through a network of offices in the United Kingdom, Continental Europe, Saudi Arabia, United Arab Emirates, Australia, New Zealand, Southeast Asia and South America.

    The Company installs fire protection systems in both new and existing structures. Typically, the contracting businesses bid on contracts for fire protection installation which are let by owners, architects, construction engineers and mechanical or general contractors. In recent years, the business of retrofitting existing buildings in the United States and Canada has grown as a result of local and state legislation requiring installation of fire protection systems and reduced insurance premiums available on structures with automatic sprinkler systems. The retrofitting and servicing of fire protection systems in existing buildings represented approximately 65% of Grinnell's North American contracting sales in fiscal 1996. Revenue from the servicing, maintenance, repair and inspection of fire protection, detection and suppression systems installed by the Company and other contractors has increased in recent years.

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

    In Australia, New Zealand and Asia, the Company, through its O'Donnell Griffin division, engages in the installation of electrical wire and related electrical equipment in new and existing structures and offers specialized electrical contracting services in these markets for different types of construction, including applications for railroad and bridge construction.

    Substantially all of the mechanical components (and, in North America, most of the pipe) used in the fire protection systems installed by the Company are manufactured by the Company. The Company also has fabrication plants worldwide that cut, thread and weld pipe, which is then shipped with other prefabricated components to job sites for installation. The Company has developed its own computer-aided-design technology that reduces the time required to design systems for specific applications and coordinates fabrication and delivery of system components. The Company also installs alarms, detection and activation devices and centralized monitors. With the acquisition of Thorn, the Company is now a major manufacturer of alarms, detection and activation devices and central monitoring stations.

    In its fire protection contracting business, the Company employs both non-union and union employees in North America, Europe and Asia-Pacific. Many of the union employees are employed on an hourly basis for particular jobs. In North America, the largest number of union employees is represented by a number of local unions affiliated with the United Association of Plumbers and Pipefitters ("UA"). In April 1994, following lengthy negotiations, Grinnell's contracts with a number of locals of the UA were not renewed. Employees in those locations, representing 64% of those employees represented by the UA unions, went on strike. Grinnell has continued to operate with former union members who have crossed over and with replacement workers. The labor action has not had, and is not expected to have, any material adverse effect on Grinnell's business or results of operations.

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

  Manufacturing and Distribution

    The Company manufactures most of the components used in its own fire protection contracting business, as well as a variety of products for sale to other fire protection contractors. In North America, the Company manufactures pipe and pipe fittings, fire hydrants, sprinkler heads and substantially all of the mechanical sprinkler components used in an automatic fire suppression system. In the United Kingdom, France, Germany and Asia-Pacific, the Company manufactures and sells sprinkler heads, specialty valves, fire doors and electronic panels for use in fire detection systems. In Mexico, the

Company manufactures fire extinguishers, fire hose and related equipment. With the recent addition of Thorn, the Company now manufactures a complete line of alarm and detection equipment that is installed by the Company's units. Thorn's products are also sold to other alarm and detection installers.

    The Company's Ansul subsidiary manufactures and sells various lines of dry chemical, liquid and gaseous portable fire extinguishers and related agents for industrial, government, commercial and consumer applications. Ansul also manufactures and sells special hazard fire suppression systems designed for use in restaurants, marine applications, mining applications, the petrochemical industry, confined industrial spaces and commercial spaces housing delicate and electronic equipment. Ansul also manufactures spill control products designed to absorb, neutralize and solidify spills of various hazardous materials.

    Fire protection products are sold through the Company's flow control products distribution network discussed in "Flow Control", below, and through independent distributors.

  Environmental Services

    In January 1996, the Company acquired The Earth Technology Corporation ("Earth Tech"), a provider of a broad range of environmental, consulting and engineering services throughout the United States. The principal services of Earth Tech consist of full-spectrum environmental and hazardous waste management services, infrastructure design and construction services, facilities engineering and construction management services for institutional, civic, commercial and industrial clients, and contract operations and management services for water, waste water and remediation treatment facilities for municipal and industrial clients.

    Services are provided through a network of 40 offices located throughout North America. Earth Tech competes with a number of national, regional and local companies on the basis of price and breadth and quality of services.

III. FLOW CONTROL PRODUCTS

    The Company is a manufacturer and distributor of flow control products in North America, Europe and Asia-Pacific. Flow control products include pipe, fittings, valves, meters and related products which are used to transport, control and measure the flow of liquids and gases. The Company's Flow Control Group includes Grinnell, Allied Tube & Conduit, Mueller Co. and a number of specialized manufacturers of valves, fittings and couplings.

  Manufacturing

    The Company manufactures and distributes a wide range of flow control products, including pipe and pipe fittings, tubing, valves, meters, couplings, pipe hangers, strut and related components. These products are used in plumbing, heating, ventilation and air conditioning (HVAC) systems, mechanical contracting, power generation, water and gas utilities, oil and gas exploration, petrochemical and numerous other industrial applications. The Company also manufactures certain related products such as steel tubing, custom iron castings, malleable iron pipe fittings and fencing materials.

    Allied is the leading North American manufacturer of pipe and other tubular products. Allied manufactures a full line of steel pipe for the fire protection and construction industries and for commercial, residential and institutional markets. Its mechanical tube division offers steel tubing in a wide assortment of shapes and sizes for a variety of industrial and commercial applications. Allied's fence division is a leader in the manufacture of products for the residential and industrial/commercial fence markets. Allied also manufactures metal framing systems used in the construction, industrial and OEM markets.

    Mueller, a manufacturer of water and gas distribution products, manufactures fire hydrants, iron butterfly and gate valves, service-line brass valves and fittings, gas valves and meter bars, water meters, backflow preventers and related products for sale to independent distributors and, to a lesser extent, directly to waterworks contractors, municipalities and gas companies throughout the United States and Canada.

    Over the past 5 years, the Company has expanded its worldwide manufacturing and distribution presence through a series of acquisitions and internal growth. In North America, Grinnell manufactures forged steel fittings and valves. In Switzerland, Neotecha, acquired in April 1992, manufactures Teflon lined specialty valves for use in highly corrosive environments. In the United Kingdom, Charles Winn (Valves) Ltd. and Hindle Cockburns, acquired in April 1993, manufacture specialty high performance butterfly valves and ball valves that are used principally in the oil and gas, chemical and processing industries. In Spain, Belgicast, acquired in July 1995, manufactures valves used for waterworks and other industrial applications. In Malaysia the Company manufactures couplings, fittings, steel tubing and metal framing products.

    In September 1996, the Company acquired Henry Pratt Co., James Jones Company and Edward Barber & Co. from Watts Industries, Inc. The three operations, located in the United States and the United Kingdom, are engaged in the manufacture and sale of valves, hydrants and fittings used primarily in water utility, wastewater treatment and power generation markets.

  Distribution

    The Company operates through a 45 branch distribution network for the sale of flow control and fire protection products in North America. Three Regional Distribution Centers ("RDC's") are strategically located in Georgia, Illinois and California to support the branches' product needs and to ship directly to customers. The Company plans to open two additional RDC's, in Pennsylvania and Texas, in fiscal 1997. Each RDC stocks over 8,500 products. The Company's Worldwide Flow Control operations also stock and sell products through various distribution centers in Europe, Australia, New Zealand, the Middle East and Asia. In Europe, the Company distributes fire protection products, industrial valves and products for mechanical markets through warehouses located in the Netherlands, the United Kingdom, Germany and France. Products are sold principally to distributors and to fire protection contractors and in some instances to mechanical and industrial contractors and original equipment manufacturers. In the Asia-Pacific region, the Company distributes fire protection and flow control products through warehouses located in Australia, New Zealand and Singapore. Products are sold directly to fire protection and other contractors as well as to mechanical and industrial contractors and independent distributors. While distribution patterns vary, most centers stock an extensive line of valves, fittings, pipe and other products for fire protection systems, components for HVAC installations and water and gas distribution, and specialized valves and piping for the chemical, food, power and beverage processing industries. Products manufactured by the Company accounted for approximately 81% of its North American distribution sales and for approximately 65% of its European distribution sales in fiscal 1996.

    Grinnell's North American distribution network competes with independent manufacturers' representatives and other manufacturers and to a lesser extent with local and regional supply houses, all of which carry lines of other domestic or foreign manufacturers. Grinnell competes on the basis of price, the breadth of its product line, service and quality. Grinnell competes for the sale of gray iron pipe fittings, malleable and ductile iron fittings and other flow control products and fire protection sprinklers and devices principally with other domestic producers, as well as with foreign manufacturers of fittings. Grinnell uses an internal sales force for the sale of certain other iron castings sold direct to original equipment manufacturers and other end users.

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

    Mueller's water and natural gas distribution flow control products are sold through independent distributors, and, to a lesser extent, directly to utilities, municipalities and gas distribution companies. Certain of its gas distribution products are also sold through the Grinnell distribution network. The Company competes for the sale of these products on the basis of product quality, service, price, breadth of product line and conformity with municipal codes and other engineering standards. The Company competes with several other manufacturers in the United States and Canada for the sale of iron and brass flow control devices for water and natural gas distribution systems.

IV. ELECTRICAL AND ELECTRONIC COMPONENTS

    The Company's Electrical and Electronic Components group consists of Simplex Technologies, Inc. ("Simplex"), Allied's Electrical Conduit division and the Company's Printed Circuit Group. Simplex manufacturers underwater communications cable and cable assemblies. Allied manufactures and distributes electrical conduit and related components used in commercial electrical installations. The Printed Circuit Group manufactures printed circuit boards and assembles backplanes for the electronics industry.

  Simplex

    Simplex is the largest U.S. manufacturer of undersea fiber optic telecommunications cable. Simplex also manufacturers cable and cable assemblies for the U.S. Navy, underwater electric power cable and optical ground wire for use by power authorities and utilities, and electro-mechanical cable for unique field applications. Simplex's principal customer is AT&T-SSI, which accounted for approximately 78% of its revenues in fiscal 1996.

    Under a multi-year engineering development program, Simplex and AT&T Labs, Inc. have developed a proprietary encapsulation process for AT&T-SSI supplied optic fibers used in underwater telecommunications cables. Simplex manufactures the cable and performs system assembly and has proprietary rights to the encapsulation process. Over the past ten years, Simplex has manufactured more than 110,000 kilometers of undersea optical cable deployed by AT&T and others.

    For more than thirty years, Simplex has been the primary supplier of cable and cable assemblies to the U.S. Navy for use in data-gathering systems. Cable for U.S. Navy systems is manufactured under various types of contracts, including cost-plus-incentive fee, time and material, and fixed-price.

    Simplex, usually in conjunction with AT&T, competes on a worldwide basis primarily against two other entities: Alcatel-Alsthom, headquartered in France and KDD, located in Japan. Alcatel is vertically integrated and produces its own cable, whereas AT&T utilizes Simplex in the manufacture of its underwater cable and KDD utilizes a Japanese cable manufacturer.

  Allied Electrical Conduit

    Allied's electrical conduit division is one of the leading producers of steel electrical conduit in the United States. Electrical conduit is galvanized steel tubing designed to contain current-carrying electrical wires both inside and outside building structures. The conduit also serves as an electrical ground that ensures proper operation of circuit interruptors and provides a channel into which additional wires can be inserted or removed as electrical needs change. The division manufactures a full line of electrical conduit as well as metal framing and other products.

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

  Printed Circuit Group

    Tyco's Printed Circuit Group of companies is one of the largest independent manufacturers of complex multi-layered printed circuit boards and assemblers of backplanes in the United States. Printed circuit boards are used in the electronics industry to mount and interconnect components to create electronic systems. They are categorized by the number of sides or layers that contain circuitry, which could be single-sided, double-sided or multi-layer. In general, single and double-sided boards are less advanced. Multi-layer boards provide greater interconnection density while decreasing the number of separate printed circuit boards which are required to accommodate powerful and sophisticated components. Backplanes include printed circuit boards and are assemblies of connectors and other electronic components which distribute power and interconnect printed circuit boards, power supplies and other system elements.

    The Group manufactures highly sophisticated double-sided, mass molded boards of up to eight layers, precision tooled, custom laminated multi-layer boards of up to 68 layers and sophisticated flex-rigid circuit boards for use in environmentally demanding conditions. The majority of the Group's sales are derived from its high-density multi-layer boards. The Company's backplanes facility produces fully assembled units utilizing press-fit or soldered connection technology, custom pin grid array sockets and surface mounted assembly. The printed circuit boards and backplanes manufactured by the Company are designed by customers and are manufactured on a job order basis to the customers' specifications. Backplane sales, inclusive of board content, were 37% of the Group's sales in fiscal 1996.

    The Group markets its products mainly through independent manufacturers' representatives and, to a lesser extent, through its own internal sales organization. The Group's customers are generally original equipment manufacturers in the telecommunications, aircraft, computer, military and other industrial and consumer electronics industries. The Company competes with several large companies which manufacture less complex single-sided and double-sided printed circuit boards in the United States, as well as with many companies that have their own in-house manufacturing capabilities. The Company believes that far fewer competitors manufacture the more complex, high-density double-sided and multi-layer boards. The Group competes on the basis of quality, price, reliability and timeliness of delivery.

SALES AND BACKLOG

    At June 30, 1996, the Company had a backlog of unfilled orders of approximately $1.15 billion, compared to a backlog of approximately $1.05 billion as of June 30, 1995. The Company expects that approximately 87% of its backlog at June 30, 1996 will be filled during the year ending June 30, 1997.

    Backlog by industry segment is as follows (in millions of dollars):



                                                 JUNE 30, 1996    JUNE 30, 1995
                                                 -------------    -------------

Disposable and Specialty Products.............     $    59.5        $    56.5
Fire and Safety Services......................         724.2            557.6
Flow Control Products.........................          97.2             82.5
Electrical and Electronic Components..........         267.5            351.7
                                                 -------------    -------------
                                                   $ 1,148.4        $ 1,048.3
                                                 -------------    -------------
                                                 -------------    -------------

    The increase in backlog in the Fire and Safety Services segment is primarily due to increased orders in the Asia-Pacific region as well as from the inclusion of Earth Tech's funded backlog. Within the Electrical Components segment, increases at the Printed Circuit Group and Allied's Electrical

Conduit operations were offset by a decrease at Simplex. Simplex normally sells cable under long-term multi-million dollar contracts, and the amount of its backlog as of any date is affected by contract issuance for major systems and by timing of completion of such underwater communications cable systems.

    Sales to agencies of the United States government or for governmental use have been significant for Earth Tech, but are not significant for the Company as a whole.

PROPERTIES

    The Company's operations are conducted in facilities throughout the world aggregating some 25 million square feet of floor space, of which approximately 15 million square feet is owned and approximately 10 million square feet is leased. These facilities house manufacturing and warehousing operations as well as sales, engineering and administrative offices.

    The Company's Disposable and Specialty Products group has manufacturing facilities at 43 locations in North America, the United Kingdom, Germany, Mexico, China, Thailand and Malaysia. 4.9 million square feet is owned and 2.0 million square feet is leased.

    Within Fire and Safety Services, the fire protection contracting and service business operates through a network of 315 offices located in North America, South America, the United Kingdom, Ireland, France, Spain, Belgium, the Netherlands, Germany, Italy, Austria, Hungary, Switzerland, Denmark, Norway, Sweden, United Arab Emirates, Saudi Arabia, Australia, New Zealand, Hong Kong, Singapore, Taiwan, Malaysia, Thailand, Vietnam and Indonesia. Manufacturing of fire protection components occurs in 24 locations in North America, the United Kingdom, Germany, Australia, New Zealand and Malaysia. The environmental services business operates through a network of 40 offices throughout North America. The Company owns 2.6 million square feet and leases 5.2 million square feet.

    Flow Control products are manufactured at 27 locations in North America, the United Kingdom, Germany, Switzerland, Spain and Malaysia. The Company distributes products in North America through a 45 branch distribution network and 3 regional distribution centers. The Company also stocks and sells products through warehouse and distribution centers in the Netherlands, the United Kingdom, Germany, France, Australia, New Zealand and Singapore. The Company owns
6.2 million square feet and leases 3.2 million square feet.

    Electrical and Electronic Components has 7 manufacturing locations all located in the United States. The Company owns 1.3 million square feet and leases 0.1 million square feet.

    In the opinion of management, the Company's properties and equipment generally are in good operating condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Notes to Consolidated Financial Statements for a description of the Company's rental obligations.

RESEARCH AND DEVELOPMENT

    The amounts expended for company sponsored research and development were $32.9 million, $32.0 million and $31.7 million during fiscal 1996, 1995 and 1994, respectively. Customer funded research and development expenditures were $0.6 million, $1.4 million and $0.5 million in fiscal 1996, 1995 and 1994, respectively.

    Approximately 340 full-time scientists, engineers and other technical personnel are engaged in product research and development activities.

    Research activity in fire and safety services and flow control products is related to improvements in hydraulic design which controls the motion of fluids resulting in new sprinkler devices and flow control products. Activity at Simplex involves the continuing design and development of the processes for the next generation of underwater fiber optic cable with AT&T Labs, Inc. Research and development activity at the specialty packaging companies involves new product applications while Allied and the Printed Circuit Group are principally involved with process development. Kendall focuses on acquiring rights to new products and technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies.

RAW MATERIALS

    The Company is one of the largest buyers of steel and of plastic resin in the United States. Other principal materials include scrap iron of various types and grades, copper, brass, plastic, polyethylene resin and film, polypropylene, electronic components, chemicals and additives, thin and flexible copper clad materials, paper, ink, foil, adhesives, cloth, wax, pulp, cotton and latex. A portion of Fire and Safety Services' and Flow Control Products' materials, principally certain valves and fittings, are purchased for distribution or for installation in fire protection systems. Materials are purchased both in the United States and abroad from a large number of independent sources. There have been no shortages in materials which have had a material adverse effect on the Company's business.

PATENTS AND TRADEMARKS

    The Company owns a number of patents (principally relating to healthcare and specialty products, fire protection devices, flow control products, pipe and tubing manufacture, and cable manufacture) and trademarks, and is a licensee under a number of patents. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management, the loss of any single patent or group of patents would not materially affect the conduct of the business in any of the Company's segments. The patents and licenses have remaining lives of from one to seventeen years. Kendall sells certain products under tradenames owned by its suppliers and packages certain products under customer trademarks and labels.

EMPLOYEES

    The Company employed approximately 40,000 persons at June 30, 1996, of whom approximately 40% were employed outside of North America. The Company has collective bargaining agreements with labor unions covering approximately 5,800 employees at certain of its domestic operations and 4,000 employees in its European and Asia-Pacific businesses. While the Company believes that its relations with the labor unions and with its employees are generally satisfactory, a number of local unions affiliated with the United Association of Plumbers and Pipefitters, representing 64% of Grinnell Fire Protection North American union employees, are on strike. See discussion under "Fire Protection" above.

ENVIRONMENTAL MATTERS

    Tyco makes a substantial effort to operate its facilities in compliance with federal, state and local laws relating to the protection of the environment. Compliance has not had and is not expected to have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

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

    The Company also has a number of projects underway at several of its manufacturing facilities in order to comply with environmental laws. In addition, the Company remains responsible for certain environmental issues at manufacturing locations sold by the Company. These projects relate to a variety of activities, including solvent and metal contamination clean up, oil spill containage and clean up, containment area upgrades, feasibility studies and equipment upgrades and replacement. These projects, some of which are voluntary and some are required under applicable law, involve both remediation expenses and capital improvements.

    The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these issues in an aggregate amount in the range of $11.0 million to $41.7 million. At June 30, 1996 the Company has concluded that the most probable amount which will be incurred within this range is $19.6 million and such amount is included in the caption "accrued expenses" in the accompanying consolidated balance sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $19.6 million, the Company has concluded that its payment of such estimated amounts will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2. PROPERTIES

    See "Business--Properties" for information relating to Tyco's owned and leased property.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings.

    See also the discussions under Item 1--Environmental Matters, and Footnote 7 to the Consolidated Financial Statements--Income Taxes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

    L. Dennis Kozlowski, age 49, Chairman of the Board since January 1993, Chief Executive Officer since July 1992, and President and Chief Operating Officer of Tyco since December 1989; President of Grinnell Corporation since 1984; President of Ludlow Corporation from 1981 to 1984; associated with the Company since 1975.

    Jerry R. Boggess, age 52, Vice President since February 1996, President of Grinnell Fire Protection since August 1993, Executive Vice President of Grinnell from 1989 to 1993; associated with the Company since 1968.

    David P. Brownell, age 52, Senior Vice President since May 1993, Executive Vice President of Grinnell Flow Control Division from 1991 to May 1993, Executive Vice President of Grinnell Supply Sales from 1989 to 1991, Vice President-Marketing of Grinnell Corporation from 1988 to 1989 and Regional Vice President of Grinnell Fire Protection Systems from 1986 to 1988; associated with the Company since 1984.

    Neil R. Garvey, age 41, Vice President since February 1996, President of Simplex Technologies since July 1995, Vice President of Marketing of Simplex from 1989 to 1995; associated with the Company since 1979.

    John J. Guarnieri, age 46, Vice President-Corporate Controller since May 1993, Corporate Controller of Tyco from 1991 to 1993, Corporate Controller of Grinnell Corporation from 1988 to 1991; associated with the Company since 1982.

    J. Brad McGee, age 37, Vice President since February 1996, Vice President of Tyco Specialty Products since July 1995, Director of Financial Planning and Development of Tyco from 1993 to 1995; associated with the Company since 1991.

    Robert P. Mead, age 45, Vice President since August 1993, President of the Flow Control Division of Grinnell Corporation since May 1993, Executive Vice President of Allied Tube and Conduit Corp. from July 1992 to May 1993, Managing Director of Asia-Pacific region from April 1991 to July 1992, Executive Vice President-Manufacturing Division of Grinnell Corporation from January 1989 to April 1991, Vice President-Finance of Grinnell Corporation from February 1985 to January 1989; associated with the Company since 1973.

    Richard J. Meelia, age 47, Vice President since February 1996, President of The Kendall Company since July 1995, Group President of Kendall Healthcare from January 1991 to July 1995; prior to 1991 Mr. Meelia was President of Infusaid/Pfizer Hospital Product Group, a manufacturer and marketer of implantable drug delivery products.

    Barbara S. Miller, age 47, Vice President since February 1996, Treasurer since May 1993; associated with the Company since 1989.

    Mark H. Swartz, age 36, Vice President-Chief Financial Officer since February 1995, Director of Mergers and Acquisitions from 1993 to 1995; associated with the Company since 1991.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The approximate number of registered holders of the Company's common stock at September 10, 1996 was 7,700.

    The Company's Common Stock is listed on the New York Stock Exchange. The quarterly high and low sales prices of the Common Stock and the quarterly dividends per share declared on the Common Stock were as follows: (The prices and dividends below have been restated to reflect a two-for-one stock split effected in the form of a stock dividend which was distributed on November 14, 1995.)

                                                 FISCAL 1996                       FISCAL 1995
                                        ------------------------------   -------------------------------
                                        MARKET PRICE RANGE               MARKET PRICE RANGE
                                        ------------------               -------------------
                                                             DIVIDEND                          DIVIDEND
   QUARTER                                HIGH       LOW     PER SHARE     HIGH       LOW      PER SHARE
- --------------------------------------  --------   -------   ---------   --------   --------   ---------
First.................................  $31.6250  $26.6875     $ .05     $24.1875   $21.2500     $ .05
Second................................   35.6250   29.5000       .05      25.0625    21.8125       .05
Third.................................   39.2500   32.3750       .05      26.8125    23.2500       .05
Fourth................................   41.3750   35.1250       .05      29.1250    25.5000       .05
                                                                 ---                               ---
                                                               $ .20                             $ .20
                                                                 ---                               ---
                                                                 ---                               ---

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial information of the Company for the five years in the period ended June 30, 1996. This selected financial information should be read in conjunction with the Company's consolidated financial statements and related notes.

                                                                FISCAL YEAR
                                                               ENDED JUNE 30,
                                       --------------------------------------------------------------
                                          1996       1995(3)        1994      1993(4)(5)   1992(2)(6)
                                       ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of Income
  Data:
  Sales..............................  $5,089,828   $4,534,651   $4,076,383   $3,919,357   $3,066,485
  Income before extraordinary item
    and cumulative effect of
    accounting changes...............  $  310,147   $  216,593   $  189,191   $   94,458   $   95,266
  Net income.........................  $  310,147   $  213,993   $  189,191   $   20,602   $   95,266

Income Per Share:(1)
  Before extraordinary item and
    cumulative effect of accounting
    changes..........................  $     2.03   $     1.43   $     1.28   $      .65   $     1.03
  Extraordinary item.................  $   --       $     (.02)  $   --       $     (.02)  $   --
  Cumulative effect of accounting
   changes...........................  $   --       $   --       $   --       $     (.49)  $   --
  Net Income.........................  $     2.03   $     1.42   $     1.28   $      .14   $     1.03

Cash Dividends Per Common Share(1)...  $      .20   $      .20   $      .20   $      .19   $      .18

Consolidated Balance Sheet Data:
  Working capital....................  $  403,714   $  367,186   $  329,918   $  341,154   $  274,278
  Total assets.......................  $3,953,936   $3,381,461   $3,144,598   $3,164,966   $2,451,537
  Long-term debt.....................  $  511,622   $  506,417   $  588,491   $  812,585   $  534,951
  Shareholders' equity...............  $1,938,439   $1,634,681   $1,367,026   $1,138,786   $1,040,551

                                                   (Footnotes on following page)

(Footnotes for preceding page)

- ------------

(1) Income and cash dividends per share amounts for all periods presented have been restated to give effect to a two-for-one stock split effected in the form of a stock dividend which was distributed on November 14, 1995.

(2) The selected financial data reflects the combined results of operations and financial position of Tyco and Kendall for all periods subsequent to June 30, 1992, the date on which Kendall undertook a financial restructuring. The selected financial data at and for the year ended June 30, 1992 reflect only the results of operations and financial position of Tyco.

(3) Fiscal 1995 results include a charge of $31.2 million after-tax for fees and expenses related to the merger and integration of Tyco and Kendall, and an extraordinary item of $2.6 million after-tax resulting from the early extinguishment of $100 million of Kendall debt. (See Notes 2 and 4 to the Consolidated Financial Statements).

(4) Effective July 1, 1992 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 109 "Accounting for Income Taxes" and SFAS 106 "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." Kendall adopted SFAS 109 and SFAS 106 effective with its restructuring and, accordingly, there is no cumulative effect reflected in the Consolidated Financial Statements.

(5) Fiscal 1993 results include restructuring and severance charges of $27.3 million after-tax, a non-recurring inventory charge of $22.5 million before and after-tax, a reduction in tax expense of $6.7 million attributable to revisions in previous tax estimates, incremental income tax expense due to tax rate changes of $7.8 million and a special pension charge of $1.2 million after-tax.

(6) Fiscal 1992 results include restructuring and severance charges of $14.9 million after-tax and a reduction in tax expense of $16.9 million attributable to revisions in previous tax estimates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

    Management's Discussion and Analysis of Financial Condition and Operating Results appears on pages 42 to 45 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and schedules are filed as part of this Annual Report:

    Financial Statements:

       Report of Independent Accountants

       Consolidated Balance Sheets--June 30, 1996 and 1995

       Consolidated Statements of Income for each of the three years in the period ended June 30, 1996

       Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 1996

       Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1996

       Notes to Consolidated Financial Statements

    Financial Statement Schedule:

       Report of Independent Accountants on Financial Statement Schedule

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

           ii) Articles of Amendment (Incorporated by reference to Form 8-K filed November 12, 1993.)

           iii) Bylaws. (Filed herewith.)

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

    Credit Agreement dated October 17, 1994 (Incorporated by reference to Form 10-Q for the quarter ended September 30, 1994).

    1994 Restricted Stock Ownership Plan for Key Employees. (Incorporated by reference to Shareholders' Proxy Statement for Annual Meeting of Shareholders on October 19, 1994.)

    Tyco International Ltd. Supplemental Executive Retirement Plan (Incorporated by reference to Form 10-K for the year ended June 30, 1995).

        (11) Earnings Per Share Computation. (Filed herewith.)

        (12) Ratio of Earnings to Fixed Charges. (Filed herewith.)

        (21) Subsidiaries of the registrant. (Filed herewith.)

        (23) Consent of Coopers & Lybrand L.L.P. (Filed herewith.)

        (27) Financial Data Schedule (Filed herewith.)

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TYCO INTERNATIONAL LTD.

                                          By         /s/ MARK H. SWARTZ
                                             ...................................
                                                       Mark H. Swartz
                                               Vice President-Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                          Officer)

Date: September 20, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                              TITLE                         DATE
- -----------------------------------  -----------------------------------   ------------------

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

       /s/ JOSHUA M. BERMAN          Director
 ...................................
         Joshua M. Berman

       /s/ RICHARD S. BODMAN         Director
 ...................................
         Richard S. Bodman

         /s/ JOHN F. FORT            Director                              September 20, 1996
 ...................................
           John F. Fort

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

     /s/ RICHARD A. GILLELAND        Director
 ...................................
       Richard A. Gilleland

       /s/ PHILIP M. HAMPTON         Director
 ...................................
         Philip M. Hampton

        /s/ MARK H. SWARTZ           Vice President--Chief Financial
 ...................................  Officer
          Mark H. Swartz

      /s/ FRANK E. WALSH, JR.        Director
 ...................................
        Frank E. Walsh, Jr.

                      {THIS PAGE INTENTIONALLY LEFT BLANK}

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tyco International Ltd.:

    We have audited the consolidated balance sheets of Tyco International Ltd. as of June 30, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyco International Ltd. as of June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                          COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
July 25, 1996

                          CONSOLIDATED BALANCE SHEETS

                                                                             AT JUNE 30
                                                                      ------------------------
                                                                         1996          1995
                                                                      ----------    ----------
                                                                       (IN THOUSANDS, EXCEPT
                                                                            SHARE DATA)
CURRENT ASSETS:
Cash and cash equivalents..........................................   $   69,404    $   66,021
Receivables, less allowance for doubtful accounts of $36,672 in
  1996 and $29,554 in 1995.........................................      688,741       527,946
Contracts in process...............................................      130,473       104,526
Inventories........................................................      608,526       592,158
Deferred income taxes..............................................      126,282       108,118
Prepaid expenses...................................................       72,098        53,132
                                                                      ----------    ----------
                                                                       1,695,524     1,451,901
                                                                      ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, NET.................................      725,742       658,471
GOODWILL AND OTHER INTANGIBLE ASSETS...............................    1,232,617     1,004,463
REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS..............      102,591       108,801
DEFERRED INCOME TAXES..............................................       69,823       101,678
OTHER ASSETS.......................................................      127,639        56,147
                                                                      ----------    ----------
  TOTAL ASSETS.....................................................   $3,953,936    $3,381,461
                                                                      ==========    ==========

CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt.............   $  127,822    $   84,387
Accounts payable...................................................      470,819       417,395
Accrued expenses...................................................      506,270       423,387
Contracts in process--billings in excess of costs..................       89,640        75,546
Income taxes.......................................................       84,196        72,370
Deferred income taxes..............................................       13,063        11,630
                                                                      ----------    ----------
                                                                       1,291,810     1,084,715
                                                                      ----------    ----------
LONG-TERM DEBT.....................................................      511,622       506,417
OTHER LIABILITIES..................................................      192,839       146,049
DEFERRED INCOME TAXES..............................................       19,226         9,599

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value, 2,000,000 shares authorized; none
 outstanding.......................................................       --            --
Common stock, $.50 par value, 180,000,000 shares authorized;
  152,977,282 shares outstanding in 1996 and 152,730,002 shares outstanding in 1995, net of reacquired shares of 16,024,221 in
  1996 and 15,921,480 in 1995 (at cost)............................       76,488        76,366
Capital in excess of par value, net of deferred compensation of
  $11,500 in 1996 and $21,636 in 1995..............................      627,985       582,450
  Currency translation adjustment..................................      (34,571)       (9,451)
Retained earnings..................................................    1,268,537       985,316
                                                                      ----------    ----------
                                                                       1,938,439     1,634,681
                                                                      ----------    ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................   $3,953,936    $3,381,461
                                                                      ==========    ==========

                See Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED JUNE 30
                                                          --------------------------------------
                                                             1996          1995          1994
                                                          ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

SALES..................................................   $5,089,828    $4,534,651    $4,076,383
                                                          ----------    ----------    ----------
COSTS AND EXPENSES:
Cost of sales..........................................    3,692,885     3,313,301     3,003,194
Selling, general and administrative....................      814,179       735,917       682,568
Merger and transaction related costs...................       --            37,170        --
Interest...............................................       58,867        63,385        62,431
                                                          ----------    ----------    ----------
                                                           4,565,931     4,149,773     3,748,193
                                                          ----------    ----------    ----------
Income before income taxes and extraordinary item......      523,897       384,878       328,190
Income taxes...........................................      213,750       168,285       138,999
                                                          ----------    ----------    ----------
Income before extraordinary item.......................      310,147       216,593       189,191
Extraordinary item, net of taxes.......................       --            (2,600)       --
                                                          ----------    ----------    ----------
NET INCOME.............................................   $  310,147    $  213,993    $  189,191
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------
INCOME PER SHARE:
Income before extraordinary item.......................   $     2.03    $     1.43    $     1.28
Extraordinary item, net of taxes                          $   --        $     (.02)   $   --
Net income.............................................   $     2.03    $     1.42    $     1.28

Common equivalent shares...............................      152,862       151,018       147,540
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          FOR THE THREE YEARS ENDED JUNE 30, 1996
                                                   ------------------------------------------------------
                                                     COMMON       CAPITAL IN     CURRENCY
                                                   STOCK, $.50    EXCESS OF     TRANSLATION     RETAINED
                                                    PAR VALUE     PAR VALUE     ADJUSTMENT      EARNINGS
                                                   -----------    ----------    -----------    ----------
                                                                       (IN THOUSANDS)
Balance at June 30, 1993........................     $70,924       $ 523,019     $ (89,386)    $  634,229
  Net income....................................                                                  189,191
  Dividends.....................................                                                  (18,538)
  Management equity compensation................                       1,273
  Restricted stock grants, cancellations, tax
   benefits and other...........................          30           2,394
  Warrants and options exercised................         130           2,150
  Purchase of warrant...........................                        (600)
  Currency translation adjustment...............                                    48,512
  Amortization of deferred compensation.........                       3,698
                                                   -----------    ----------    -----------    ----------
Balance at June 30, 1994........................      71,084         531,934       (40,874)       804,882
  Net income....................................                                                  213,993
  Dividends.....................................                                                  (27,462)
  Restricted stock grants, cancellations, tax
   benefits and other...........................       1,688          15,922
  Warrants and options exercised................       3,950          45,297
  Purchase of treasury stock....................        (356)        (18,961)
  Currency translation adjustment...............                                    31,423
  Minimum pension liability adjustment..........                                                   (6,097)
  Amortization of deferred compensation.........                       8,258
                                                   -----------    ----------    -----------    ----------
Balance at June 30, 1995........................      76,366         582,450        (9,451)       985,316
  Net income....................................                                                  310,147
  Dividends.....................................                                                  (30,551)
  Restricted stock grants, cancellations, tax
benefits and other..............................           6          24,321
  Warrants and options exercised................          24             513
  Purchase of treasury stock....................        (101)         (6,769)
  Currency translation adjustment...............                                   (25,120)
  Minimum pension liability adjustment..........                                                    3,625
  Amortization of deferred compensation.........                      13,332
  Issuance of stock for acquisition.............         193          14,138
                                                   -----------    ----------    -----------    ----------
Balance at June 30, 1996........................     $76,488       $ 627,985     $ (34,571)    $1,268,537
                                                   -----------    ----------    -----------    ----------
                                                   -----------    ----------    -----------    ----------

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED JUNE 30
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $310,147    $213,993    $189,191
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Extraordinary item........................................      --          2,600       --
  Depreciation..............................................     94,430      88,106      83,027
  Amortization of intangibles and deferred compensation.....     53,452      45,056      48,178
  Deferred income taxes.....................................     58,487      21,019      31,459
  Provisions for losses on accounts receivable and inventory
   writedowns...............................................     31,314      14,819      14,823
  Changes in assets and liabilities net of effects from
    acquisitions and divestitures:
    Increase in accounts receivable.........................    (83,625)    (47,181)    (41,153)
    Decrease from accounts receivable sale..................      --         75,000     150,000
    (Increase) decrease in contracts in process.............    (24,534)     (9,368)     12,471
    Increase in inventory...................................    (20,764)    (51,396)    (11,766)
    (Decrease) increase in accounts payable and accrued
      expenses..............................................    (26,556)     36,987     (26,189)
    Increase (decrease) in income taxes payable.............     14,215         (43)     15,389
    Other, net..............................................    (13,209)      7,029      26,998
                                                               --------    --------    --------
  Net cash provided by operating activities.................    393,357     396,621     492,428
                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (123,227)   (119,048)    (89,802)
Purchases of businesses, net of cash acquired...............   (301,410)   (130,256)    (72,640)
Net proceeds from sales of acquired assets..................     49,768       --         18,054
                                                               --------    --------    --------
  Net cash used in investing activities.....................   (374,869)   (249,304)   (144,388)
                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt................................      --        144,889     104,628
Payments on long-term debt..................................    (55,716)   (181,219)   (106,871)
Borrowings (payments) on lines of credit....................     77,425    (126,404)   (302,821)
Purchase of treasury stock and warrant......................     (6,870)    (19,317)       (600)
Dividends paid..............................................    (30,481)    (24,335)    (18,510)
Financial restructuring and financing fees paid.............      --          --           (344)
Issuance of stock and warrants..............................        537      49,247       2,280
                                                               --------    --------    --------
  Net cash used in financing activities.....................    (15,105)   (157,139)   (322,238)
                                                               --------    --------    --------
Net change in cash and cash equivalents.....................      3,383      (9,822)     25,802
Cash and cash equivalents at beginning of year..............     66,021      75,843      50,041
                                                               --------    --------    --------
Cash and cash equivalents at end of year....................   $ 69,404    $ 66,021    $ 75,843
                                                               --------    --------    --------
                                                               --------    --------    --------
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid...............................................   $ 61,161    $ 64,638    $ 69,053
                                                               --------    --------    --------
                                                               --------    --------    --------
Income taxes paid (net of refunds)..........................   $ 99,874    $ 97,025    $ 73,751
                                                               --------    --------    --------
                                                               --------    --------    --------

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation--The consolidated financial statements include the accounts of Tyco International Ltd. ("Tyco" or the "Company") and its subsidiaries. As described more fully in Note 2, on October 19, 1994 a wholly-owned subsidiary of Tyco merged with Kendall International, Inc. ("Kendall"). The merger was accounted for under the pooling of interests method of accounting and these consolidated financial statements reflect the combined financial position, operating results and cash flows of Tyco and Kendall as if they had been combined for all periods presented.

    Cash equivalents--All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

    Inventories and Contracts--Inventories are recorded at the lower of cost (first- in, first-out) or market.

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

    Accounts receivable include amounts billed under retainage provisions for fire protection contracts. Retention balances of $29.2 million at June 30, 1996 which become due upon contract completion and acceptance are expected to be substantially collected during fiscal 1997.

    Property, Plant and Equipment--Property, plant and equipment are principally recorded at cost. Maintenance and repair expenditures are charged to expense when incurred. The straight-line method of depreciation is used over the estimated useful lives of the related assets, which range from 2 to 45 years.

    Goodwill and Other Intangible Assets--Goodwill is being amortized on a straight-line basis over periods up to 40 years. Accumulated amortization amounted to $169.1 million at June 30, 1996 and $138.4 million at June 30, 1995. Impairment of goodwill, if any, is measured on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded goodwill balances over the remaining amortization period. At June 30, 1996 and 1995, no impairment of goodwill was indicated.

    Other intangible assets include patents, trademarks and other items, which are being amortized on a straight line basis over lives ranging from 2 to 30 years. At June 30, 1996 and 1995, accumulated amortization amounted to $20.4 million and $17.2 million, respectively.

    Reorganization Value in Excess of Identifiable Assets--The reorganization value of Kendall was determined based on the purchase price paid for new Kendall common stock issued as part of Kendall's restructuring, effective June 30, 1992. Based on the allocation of reorganization value in conformity with procedures specified by Statement of Position 90-7, the portion of reorganization value which could not be attributed to specific tangible or identifiable intangible assets has been reported as reorganization value in excess of identifiable assets. Reorganization value is being amortized using the straight line method over 20 years. Accumulated amortization amounted to $29.6 million and $23.4 million at June 30, 1996 and 1995, respectively.

    Research and Development--Research and development expenditures are expensed when incurred.

    Translation of Foreign Currency--Assets and liabilities of the Company's foreign subsidiaries, other than those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net income.

    Gains and losses resulting from foreign currency transactions, the amounts of which are not significant, are included in net income.

    Interest Rate Swaps, Currency Options and Other Contracts--The Company enters into a variety of interest rate swaps, currency options, and cross-currency swaps in its management of interest costs and foreign currency exposures.

    Interest rate swaps, which hedge interest rates on certain indebtedness, involve the exchange of fixed and floating rate interest payment obligations over the life of the related agreement without the exchange of the notional payment obligation. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreement as an adjustment to interest expense.

    Currency options, acquired for the purpose of hedging foreign operating income generally for periods not exceeding twelve months, are marked to market with any realized and unrealized gains or losses reflected in selling, general and administrative expense. Under the Company's cross-currency swap, which hedges certain net foreign investments, changes in valuation are recorded in the currency translation adjustment account. The interest differentials from this swap are recorded in interest expense.

    Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these financial statements include allowances for doubtful accounts receivable, net realizable value of inventories, estimated contract revenues and related costs, environmental liabilities and tax valuation reserves. Actual results could differ from those estimates.

    Income Per Share--Net income per share is calculated on the basis of the weighted average number of shares outstanding plus common equivalent shares to reflect stock options and warrants using the treasury stock method.

    Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentation.

2. THE MERGER

    On October 19, 1994, a wholly- owned subsidiary of Tyco merged with Kendall. Shareholders of Kendall received 1.29485 shares of Tyco common stock for each share of Kendall common stock. The transaction qualified for pooling of interests accounting treatment, which is intended to present as a single interest common shareholder interests which were previously independent. Accordingly, the historical financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods. Revenues and net income for the quarter ended September 30, 1994 (the most recent interim period prior to the pooling) were $827.6 million and $32.6 million, respectively, for Tyco and $226.6 million and $20.7 million, respectively, for Kendall.

    All fees and expenses related to the merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $37.2 million ($31.2 million after-tax) in fiscal 1995. The charge includes $18.6 million for financial advisory, legal, accounting and other direct transaction fees, $14.9 million for payments under severance and employment agreements and other costs associated with certain compensation plans, and $3.7 million for other acquisition related and integration costs.

3. ACQUISITIONS AND DIVESTITURES

    During fiscal 1996, the Company acquired eight fire and safety services companies, five disposable and specialty products companies and four flow control products companies for an aggregate of $301.4 million in cash and 386,000 shares of the Company's common stock. The cash acquisitions were made utilizing cash on hand as well as borrowings under the Company's uncommitted lines of credit. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of Tyco from their respective acquisition dates. As a result of the acquisitions, approximately $255 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities recorded included approximately $19 million for severance and related costs and $6 million for costs associated with the shut down and consolidation of certain acquired facilities. At June 30, 1996 liabilities for approximately $13 million in severance costs and $5 million for facility related costs remained on the balance sheet. The Company expects to complete its termination of employees and consolidation of facilities in fiscal 1997.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on July 1, 1994, the beginning of the 1995 fiscal year. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on July 1, 1994 or that may be obtained in the future. The pro forma data do not give effect to acquisitions completed subsequent to June 30, 1996. See Note 17 to the Consolidated Financial Statements.


                                                        YEAR ENDED JUNE 30
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)

Sales.............................................   $5,300,694    $5,040,410
                                                     ----------    ----------
Income before extraordinary item..................   $  301,053    $  210,541
                                                     ----------    ----------
Net income........................................   $  301,053    $  207,941
                                                     ----------    ----------
Income per share before extraordinary item........   $     1.97    $     1.39
                                                     ----------    ----------
Net income per share..............................   $     1.97    $     1.37
                                                     ----------    ----------

    On December 29, 1995, the Company sold certain assets, including trademarks and patents, of the Curad(R) and Futuro(R) consumer healthcare products business owned by its Kendall subsidiary. Under the agreements, Kendall will continue to manufacture certain Curad(R) and Futuro(R) products for the buyer under long-term supply agreements. The Company received net cash proceeds of $49.8 million on the sale of the brand names and certain domestic assets. The Company will continue to receive other payments, including payments under royalty and non-compete agreements, through fiscal 2001. The Company has also granted to the buyer options to acquire certain additional trademarks, patents and other international assets. The gain on the sale was not material to the Company's results of operations.

    During fiscal 1995, the Company acquired five flow control products companies, three disposable and specialty products companies and two European fire and safety services companies for an aggregate of $130.3 million in cash. During fiscal 1994, the Company acquired five disposable and specialty products companies, two flow control products companies and one fire and safety services company for an aggregate of $72.6 million in cash and a note payable of $3.6 million. The acquisitions were accounted for as purchases, and the results of operations of the acquired companies were included in the consolidated results of Tyco from their respective acquisition dates. The effect of these transactions on the Company's financial position and results of operations in the year of acquisition was not significant. Also during fiscal 1994, the Company sold certain of its European fire products manufacturing and distribution businesses for cash proceeds of $18.1 million and notes receivable of $14.8 million.

4. INDEBTEDNESS

    Long-term debt is as follows:

                                                                               AT JUNE 30
                                                                          --------------------
                                                                            1996        1995
                                                                          --------    --------
                                                                             (IN THOUSANDS)
Credit agreement.......................................................   $  --       $  --
Uncommitted lines of credit............................................     91,000       --
8.9% insurance company note............................................      --         55,000
8.125% public notes due 1999...........................................    144,924     144,901
6.375% public notes due 2004...........................................    104,386     104,301
9.5% public debentures due 2022........................................    199,592     199,575
8.0% public debentures due 2023........................................     49,960      49,959
Other..................................................................     49,582      37,068
                                                                          --------    --------
Total debt.............................................................    639,444     590,804
Less current portion...................................................    127,822      84,387
                                                                          --------    --------
Long-term debt.........................................................   $511,622    $506,417
                                                                          --------    --------
                                                                          --------    --------

    The Company has a credit agreement that gives the Company the right to borrow $300 million or a portion thereof until October 1999. The principal amount then outstanding will be due and payable at that time. Interest payable on borrowings is variable based upon the Company's option of selecting a Eurodollar rate plus 0.325%, a certificate of deposit rate plus 0.45% or a base rate, as defined.

    The Company's uncommitted lines of credit are borrowings from commercial banks on an "as offered" basis. The borrowings and repayments occur daily and contain no specific terms other than due dates and interest rates. The due dates generally range from overnight to 90 days, and interest rates approximate those available under the Company's credit agreement.

    In June 1996, the Company repaid the 8.9% insurance company note, utilizing borrowings under its uncommitted lines of credit.

    In November 1994, the Company issued $145 million principal amount of 8.125% notes due 1999. The net proceeds from the issuance of the notes were used, in part, to refinance $100 million principal amount of Kendall's subordinated notes due 2003. The balance was used to refinance, in part, $80 million of insurance company notes due in January 1995.

    In connection with the refinancing of Kendall's subordinated notes, the Company recorded a charge of $4.3 million ($2.6 million after-tax), representing unamortized debt issuance fees and a call premium, as an extraordinary loss during fiscal 1995.

    At June 30, 1996, the Company had interest rate swap agreements with a number of financial institutions having a total notional amount of $150 million, which effectively convert fixed rate debt to variable rate debt. Under these agreements, the Company will receive payments at an average fixed rate of 6.64% and will make payments based on six month LIBOR, which, at June 30, 1996, was 5.79%. These agreements expire in the amounts of $100 million in April 1997 and $50 million in March 1998. The impact of the Company's interest rate swap activities on its weighted average borrowing rate was a decrease of 0.1%, an increase of 0.1% and a decrease of 1.1% for fiscal 1996, 1995 and 1994, respectively. The impact on reported interest was a reduction of $0.5 million, an increase of $1.0 million and a reduction of $7.0 million for fiscal 1996, 1995 and 1994, respectively.

    Under its various loan and credit agreements the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

    The aggregate amounts of total debt maturing during the next five fiscal years are as follows: $127.8 million in fiscal 1997, $4.8 million in fiscal 1998, $1.2 million in fiscal 1999, $145.8 million in fiscal 2000 and $.7 million in fiscal 2001.

5. SALE OF ACCOUNTS RECEIVABLE

    The Company has an agreement under which it sells participating interests in a defined pool of trade accounts receivable. As collections reduce accounts receivable included in the pool, the Company sells participating interests in new receivables to bring the amount sold up to the maximum permitted by the agreement. Under the terms of the agreement the Company has retained substantially the same risk of credit loss as if the receivables had not been sold and, accordingly, the full amount of the allowance for doubtful accounts has been retained. The Company sold $150 million of accounts receivable at the program's inception in fiscal 1994. In June 1995, the Company increased the maximum permitted under the agreement to $225 million from $150 million, and correspondingly sold an additional $75 million. At June 30, 1996 the $225 million available under the program was fully utilized. The proceeds from the sales were used to reduce borrowings under uncommitted lines of credit and are reported as operating cash flows in the Company's consolidated statement of cash flows in fiscal 1995 and 1994 and a reduction of receivables in the Company's consolidated balance sheet in fiscal 1995. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount was $12.6 million, $8.2 million and $4.1 million during the years ended June 30, 1996, 1995 and 1994, respectively, and has been included in selling, general and administrative expense in the Company's consolidated statement of income. The Company, as servicing agent for the purchaser, retains collection and administrative responsibilities for the participating interests in the defined pool.

6. FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The Company also has currency options (notional amount of $38.5 million), as well as interest rate swaps. In addition, the Company has entered into a cross-currency swap through July 1997 under which it has exchanged $50.0 million of U.S. dollar debt for deutsche mark denominated debt. At June 30, 1996 the fair value of interest rate swaps was a $0.6 million asset, and the fair value of long-term debt was approximately $533.8 million (book value of $511.6 million), based on current interest rates. The fair value of financial instruments included in working capital approximated book value.

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

7. INCOME TAXES

    Provisions for income taxes and the differences between the provisions at the United States federal statutory rate and the amounts provided are as follows:

                                                                      YEAR ENDED JUNE 30
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
                                                                        (IN THOUSANDS)
Provision at statutory rate.................................   $183,364    $134,707    $114,866
State income taxes..........................................     20,584      15,972      11,511
Non-deductible merger and transaction related costs.........      --          7,009       --
Depreciation and amortization under purchase accounting.....     12,635      11,430      10,787
Foreign earnings taxed at different rates...................      4,723       6,873       6,723
Effect of rate changes......................................      --         (3,900)     (3,649)
Research and development and foreign
  sales corporation benefits................................     (5,150)     (4,200)     (2,710)
Other.......................................................     (2,406)        394       1,471
                                                               --------    --------    --------
Provision for income taxes..................................    213,750     168,285     138,999
Deferred provision..........................................    (52,199)    (28,409)    (21,113)
                                                               --------    --------    --------
Current provision...........................................   $161,551    $139,876    $117,886
                                                               --------    --------    --------
                                                               --------    --------    --------

    In the normal course, the Company's United States federal income tax returns are examined by the Internal Revenue Service ("IRS") and, in connection with such examinations, significant assessments could arise. During fiscal 1995, the IRS examined the Company's 1991 and 1992 income tax returns. In connection with such examination, one item is currently under review by the IRS National Office, which could result in a significant assessment of additional taxes. Ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

    The provisions for fiscal 1996, 1995 and 1994 included $29.3 million, $21.7 million and $23.9 million, respectively, for foreign income taxes. The foreign component of income before income taxes was $55.1 million, $38.7 million and $35.7 million, for fiscal 1996, 1995 and 1994, respectively. Generally, no provision has been made for U.S. or additional foreign income taxes on the undistributed earnings of foreign subsidiaries as such earnings are expected to be permanently reinvested. A liability has been recorded for U.S. taxes attributable to certain undistributed earnings in selected jurisdictions where repatriation to the U.S. may be desirable. It is not practicable to estimate the additional taxes related to the permanently reinvested earnings.

    The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows:


                                                              AT JUNE 30
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
                                                            (IN THOUSANDS)

Deferred tax assets:
  Accrued liabilities and reserves....................   $123,077    $111,014
  Accrued post-retirement benefit obligation..........     31,890      34,276
  Tax loss carryforwards..............................    164,229     180,115
  Other...............................................      4,237         747
                                                         --------    --------
                                                          323,433     326,152
                                                         --------    --------
Deferred tax liabilities:
  Property, plant and equipment.......................    (77,096)    (69,114)
  Contracts...........................................     (6,861)    (10,557)
  Accrued liabilities and reserves....................    (17,398)     (3,450)
  Other...............................................    (11,133)    (10,506)
                                                         --------    --------
                                                         (112,488)    (93,627)
                                                         --------    --------
Net deferred income tax asset before
  valuation allowance.................................    210,945     232,525
Valuation allowance...................................    (47,129)    (43,958)
                                                         --------    --------
Net deferred income tax asset.........................   $163,816    $188,567
                                                         --------    --------
                                                         --------    --------

    As of June 30, 1996 the Company had approximately $185.3 million of net operating loss carryforwards in certain foreign jurisdictions. Of these, $164.5 million have no expiration, and the remaining $20.8 million will expire in the years 1997 to 2003. Domestic operating loss carryforwards at June 30, 1996 were approximately $159.7 million and will expire in the years 2004 to 2008. A valuation allowance has been provided for operating loss carryforwards that are not expected to be utilized.

8. KEY EMPLOYEE LOAN PROGRAM

    Loans are made to employees under the 1983 Key Employee Loan Program for the payment of taxes upon the vesting of shares granted under the Company's Restricted Stock Ownership Plans. The loans are unsecured and bear interest, payable annually, at a rate which approximates the Company's incremental short-term borrowing rate. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. Loans under this program were $12.3 million and $8.4 million at June 30, 1996 and 1995, respectively.

9. CAPITAL STOCK

    During the second quarter of fiscal 1996, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend on the Company's common stock. Per share amounts and share data have been retroactively adjusted to reflect the stock split.

    In July 1994, the Company's Board of Directors authorized the repurchase of up to 5.8 million of its common shares.

    In January 1996 the Company repurchased 201,000 shares for $6.9 million. In April and May 1995 the Company repurchased 435,070 and 297,556 shares respectively, of its common stock from the President of Kendall at $26.47 and $26.22 per share, respectively, the shares then fair market value, for an aggregate purchase price of $19.3 million to provide for required income tax withholdings as permitted in the underlying Kendall restricted stock grant agreement. The total cost of reacquired shares at June 30, 1996 and 1995 was $92.9 million and $89.3 million, respectively.

    In June 1994, the Company repurchased for $0.6 million a warrant which entitled the holder, Tyco Investments (Australia) Limited, formerly Wormald International Limited, to purchase ten million Tyco shares at a price of $35 per share.

    The Company's 1978 Restricted Stock Ownership Plan (the "1978 Plan") provided for the award of 4,800,000 shares of common stock to key employees through November 30, 1988. Under the 1978 Plan, 4,776,800 shares were granted, net of surrenders. The 1983 Restricted Stock Ownership Plan (the "1983 Plan") provided for the award of 6,800,000 shares of common stock to key employees through October 18, 1993. Under the 1983 Plan, 5,797,516 shares were awarded, net of surrenders. The Company's 1994 Restricted Stock Ownership Plan (the "1994 Plan") provides for the award of an initial amount of shares of common stock plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At June 30, 1996, there were 2,164,248 shares available, of which 778,814 shares had been granted. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

    For grants that vest through passage of time, the fair market value of the shares at the time of the grant is amortized (net of tax benefit) to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. For grants which vest based on certain specified performance criteria, the fair market value of the shares at the date of vesting is expensed over the period the performance criteria are measured. Recipients of all restricted shares have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted shares, including a deduction for the excess, if any, of the fair market value of restricted shares at the time of vesting over their fair market value at the time of the grants and from the payment of dividends on unvested shares are credited to capital in excess of par value.

    In connection with its Restructuring, effective June 30, 1992, Kendall issued to holders of its equity securities, in exchange for such securities, warrants to purchase common stock at per share exercise prices of $7.73 (the "A Warrants") and $10.31 (the "B Warrants" and together with the A Warrants, the "Warrants"). As a result of the merger with Kendall, these Warrants became exercisable for Tyco common stock at per share prices of $5.97 and $7.96, respectively. The Warrants expire on July 7, 1999. During fiscal 1996, 14,047 A Warrants and 13,312 B Warrants were exercised. During fiscal 1995, 2,599,228 A Warrants and 2,719,434 B Warrants were exercised. At June 30, 1996, 143,779 A Warrants and 95,896 B Warrants were issued and outstanding.

    Kendall maintained a number of stock incentive plans under which its officers, directors and key employees were granted options and other awards to purchase common stock, generally at prices equal to at least 100% of the market price on the date of grant. As a result of the Merger, these options became exercisable for Tyco common stock. Transactions under these plans during fiscal 1996, 1995 and 1994 were as follows (after giving retroactive effect to the conversion of Kendall shares to Tyco shares at the Tyco/Kendall merger exchange ratio):



                                                                 OPTION PRICE
                                                     SHARES        PER SHARE
                                                   ----------    -------------

Outstanding June 30, 1993.......................    2,673,866    $3.980- 9.945
Granted.........................................      659,078     9.315-19.595
Exercised.......................................     (157,972)           3.980
Cancelled.......................................      (62,152)           3.980
                                                   ----------    -------------
Outstanding June 30, 1994.......................    3,112,820     3.980-19.595
Exercised.......................................   (2,963,912)    3.980-19.595
Cancelled.......................................     (119,644)    9.315-17.185
                                                   ----------    -------------
Outstanding June 30, 1995.......................       29,264            9.315
Exercised.......................................       (2,590)           9.315
                                                   ----------    -------------
Outstanding June 30, 1996.......................       26,674    $       9.315
                                                   ----------    -------------
                                                   ----------    -------------
Exercisable June 30, 1996.......................       26,674    $       9.315
                                                   ----------    -------------
                                                   ----------    -------------

    Kendall had a restricted stock grant agreement that provided for the issuance of up to 2,000,000 shares of its common stock to its President. As a result of the Merger, up to 2,589,700 shares of the Company's common stock became issuable under the agreement. As of June 30, 1995 all shares under the grant agreement had vested. As discussed above, the Company repurchased 732,626 of such shares. Compensation expense of $0.6 million and $1.3 million was recorded for the grant during fiscal 1995 and 1994, respectively.

    During fiscal 1995 Tyco established a stock option plan under which certain employees, excluding officers and directors, have been granted options to purchase common stock at a price equal to fair market value on the date of grant. The options vest on a pro-rata basis over five years, with 50% becoming exercisable at the end of the third year and the remaining exercisable at the end of the fifth year. The Company has reserved 8,000,000 shares of common stock for issuance under the plan. During fiscal 1996, options for 420,294 shares were granted at prices ranging from $30.1875 to $40.375 per share. Options for 266,250 shares at $26.6875 to $33.125 per share were cancelled. During fiscal 1995, options for 3,034,500 shares were granted at a price of $26.6875 per share. Grants are for periods generally not in excess of ten years. Options for 3,188,544 shares were outstanding at June 30, 1996 of which 566,650 shares had vested; however, none were exercisable. At June 30, 1996 there were 4,811,456 shares available for future grant.

    Tyco paid cash dividends of $0.20 per share in fiscal 1996, 1995 and 1994.

    In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The standard defines a fair value based method of accounting for employee stock options. The compensation expense arising from this method can be reflected in the financial statements or, alternatively, the pro forma net income and income per share effect of the fair value based accounting can be disclosed in the footnotes to the financial statements. The Company will adopt SFAS 123 in fiscal 1997 and expects to adopt the footnote disclosure alternative.

10. COMMITMENTS AND CONTINGENCIES

    The Company occupies certain facilities under leases that expire at various dates through the year 2021. Rental expense under these leases and leases for equipment was $85.7 million, $71.3 million and $60.4 million for fiscal 1996, 1995 and 1994, respectively. At June 30, 1996 the minimum lease payment obligations under noncancellable leases were as follows: $65.5 million in fiscal 1997, $49.6 million in fiscal 1998, $39.5 million in fiscal 1999, $24.9 million in fiscal 2000, $18.5 million in fiscal 2001 and an aggregate of $86.0 million in fiscal years 2002 through 2021.

    In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

    The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these sites in an aggregate amount in the range of $11.0 million to $41.7 million. At June 30, 1996, the Company has concluded that the most probable amount that will be incurred within this range is $19.6 million, and such amount is included in the caption "accrued expenses" in the accompanying consolidated balance sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $19.6 million, the Company has concluded that its payment of such estimated amounts will not have a material adverse effect on its financial position or results of operations.

11. RETIREMENT PLANS

    The Company has a number of noncontributory defined benefit retirement plans covering certain of its domestic and foreign employees. The Company's funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plans are based on years of service and compensation.

    The net periodic pension cost for all defined benefit pension plans includes the following components:

                                                                       YEAR ENDED JUNE 30
                                                                  -----------------------------
                                                                   1996       1995       1994
                                                                  -------    -------    -------
                                                                         (IN THOUSANDS)
Service cost...................................................   $11,245    $12,708    $12,523
Interest cost..................................................    29,339     28,675     26,747
Actual return on assets........................................   (42,709)   (40,349)    (7,717)
Net amortization and deferral..................................    10,255     11,486    (19,454)
                                                                  -------    -------    -------
Net periodic pension cost......................................   $ 8,130    $12,520    $12,099
                                                                  -------    -------    -------
                                                                  -------    -------    -------

    Accrued (prepaid) pension cost at June 30, 1996 for defined benefit plans is as follows:

                                                           ASSETS EXCEED     ACCUMULATED
                                                            ACCUMULATED       BENEFITS
                                                             BENEFITS       EXCEED ASSETS     TOTAL
                                                           -------------    -------------    --------
                                                                         (IN THOUSANDS)
Actuarial present value of accumulated benefit
  obligations:
  Vested................................................     $ 281,448         $93,267       $374,715
  Non-vested............................................        10,112           8,682         18,794
                                                           -------------    -------------    --------
      Total.............................................       291,560         101,949        393,509
Effect of future salary increases.......................         4,243           3,770          8,013
                                                           -------------    -------------    --------
Projected benefit obligations...........................       295,803         105,719        401,522
Plan assets at fair value...............................       331,782          53,185        384,967
                                                           -------------    -------------    --------
Plan assets (in excess of) less than projected benefit
  obligations...........................................       (35,979)         52,534         16,555
Unrecognized transition asset (liability)...............             9            (856)          (847)
Unrecognized prior service cost.........................        (1,876)         (6,931)        (8,807)
Additional minimum liability............................       --                9,439          9,439
Unrecognized net (loss) gain............................       (16,309)            499        (15,810)
                                                           -------------    -------------    --------
Accrued (prepaid) pension cost..........................     $ (54,155)        $54,685       $    530
                                                           -------------    -------------    --------
                                                           -------------    -------------    --------

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

    Pursuant to the provisions of SFAS 87, "Employers' Accounting for Pensions," the Company recorded, in other liabilities, an additional minimum pension liability adjustment of $9.4 million and $17.3 million as of June 30, 1996 and 1995, respectively, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset, included in goodwill and other intangible assets, to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost is recorded, net of the related deferred tax benefit, as a reduction of shareholders' equity in the amount of $2.5 million and $6.1 million at June 30, 1996 and 1995, respectively.

    In fiscal 1996, 1995 and 1994, the Company terminated certain defined benefit pension plans and distributed the plans' assets to the participants. Also in fiscal 1994, in connection with the sale of the European fire products businesses as described in Note 3, there was a settlement of a pension plan in Germany. Gains and losses resulting from the above were not material.

    Of the total plan obligations, 57% relate to domestic plans and 43% relate to foreign plans. The average discount rate used in determining the actuarial present value of the projected benefit obligation, weighted in relation to plan obligations, was 8.0% and 7.8%, respectively, at June 30, 1996 and 1995. The average rate of increase in future compensation levels was 5.1% at June 30, 1996 and 1995. The weighted average long-term rate of return on assets was 10.0% and 10.2%, respectively, at June 30, 1996 and 1995. Plan assets are invested principally in equity and fixed income instruments.

    The Company also has several defined contribution plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $23.0 million, $18.0 million and $15.6 million for fiscal 1996, 1995 and 1994, respectively. During fiscal 1995, the Company established an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to Internal Revenue Service limits on eligible compensation under the defined contribution plans. Expense related to the

SERP was $1.7 million and $0.4 million in fiscal 1996 and 1995, respectively. The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $2.0 million, $2.5 million and $6.7 million for fiscal 1996, 1995 and 1994, respectively.

    The Company generally does not provide post-retirement benefits other than pensions for its employees. Certain of the Company's acquired operations provide these benefits to employees who were eligible at the date of acquisition.

    Net periodic post-retirement benefit cost reflects the following components:


                                                       YEAR ENDED JUNE 30
                                                  -----------------------------
                                                   1996       1995       1994
                                                  -------    -------    -------
                                                         (IN THOUSANDS)

Service cost...................................   $   359    $   361    $   372
Interest cost..................................     4,358      4,739      5,822
Net amortization and deferral..................    (2,844)    (2,857)    (1,275)
                                                  -------    -------    -------
Net periodic post-retirement benefit cost......   $ 1,873    $ 2,243    $ 4,919
                                                  -------    -------    -------
                                                  -------    -------    -------

    The components of the accrued post- retirement benefit obligation, all of which are unfunded, are as follows:


                                                               AT JUNE 30
                                                           ------------------
                                                            1996       1995
                                                           -------    -------
                                                             (IN THOUSANDS)

Accumulated post-retirement benefit obligation:
  Retirees..............................................   $39,578    $44,829
  Fully eligible active plan participants...............    11,134      9,469
  Other active plan participants........................     7,706      6,618
                                                           -------    -------
                                                            58,418     60,916
Unrecognized prior service benefit......................    17,377     23,887
Unrecognized net gain...................................    13,622     14,627
                                                           -------    -------
Accrued post-retirement benefit cost....................   $89,417    $99,430
                                                           -------    -------
                                                           -------    -------

    For measurement purposes, in fiscal 1996 a 9.7% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.5% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post-retirement benefit obligation as of June 30, 1996 by $3.6 million and the aggregate of the service and interest cost component of net periodic post-retirement benefit cost for the year then ended by $0.3 million. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 8.25%, 7.5% and 8.3% at June 30, 1996, 1995 and 1994, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CONSOLIDATED SEGMENT DATA

    Selected information by industry segment is presented below.

                                                          AT OR FOR THE YEAR ENDED JUNE 30
                                                       --------------------------------------
                                                          1996          1995          1994
                                                       ----------    ----------    ----------
                                                                   (IN THOUSANDS)
Sales:
  Disposable and Specialty Products.................   $1,459,398    $1,386,781    $1,199,163
  Fire and Safety Services..........................    1,990,865     1,703,412     1,525,906
  Flow Control Products.............................    1,158,944     1,014,357       914,430
  Electrical and Electronic Components..............      480,621       430,101       436,884
                                                       ----------    ----------    ----------
                                                       $5,089,828    $4,534,651    $4,076,383
                                                       ----------    ----------    ----------
                                                       ----------    ----------    ----------
Income Before Income Taxes and Extraordinary Item:
  Disposable and Specialty Products.................   $  291,744    $  261,154    $  191,669
  Fire and Safety Services..........................      128,136        86,512        70,171
  Flow Control Products.............................      114,145        90,368        74,125
  Electrical and Electronic Components..............       88,525        76,397        72,510
                                                       ----------    ----------    ----------
  Income from operations............................      622,550       514,431       408,475
  Interest expense..................................      (58,867)      (63,385)      (62,431)
  Corporate and other expenses......................      (39,786)      (66,168)(1)    (17,854)
                                                       ----------    ----------    ----------
                                                       $  523,897    $  384,878    $  328,190
                                                       ----------    ----------    ----------
                                                       ----------    ----------    ----------
Total Assets:
  Disposable and Specialty Products.................   $1,086,133    $  843,557    $  886,759
  Fire and Safety Services..........................    1,474,476     1,256,526     1,138,905
  Flow Control Products.............................    1,045,124     1,030,364       861,362
  Electrical and Electronic Components..............      232,406       165,615       178,336
  Corporate assets..................................      115,797        85,399        79,236
                                                       ----------    ----------    ----------
                                                       $3,953,936    $3,381,461    $3,144,598
                                                       ----------    ----------    ----------
                                                       ----------    ----------    ----------
Depreciation and Amortization:
  Disposable and Specialty Products.................   $   42,511    $   39,877    $   40,618
  Fire and Safety Services..........................       34,056        31,795        29,513
  Flow Control Products.............................       46,194        41,866        39,409
  Electrical and Electronic Components..............       10,985        10,997        11,313
  Corporate.........................................       14,136         8,627         4,027
                                                       ----------    ----------    ----------
                                                       $  147,882    $  133,162    $  124,880
                                                       ----------    ----------    ----------
                                                       ----------    ----------    ----------
Capital Expenditures:
  Disposable and Specialty Products.................   $   41,125    $   46,402    $   26,341
  Fire and Safety Services..........................       29,098        24,429        17,445
  Flow Control Products.............................       39,328        36,618        33,941
  Electrical and Electronic Components..............       12,469        10,941        11,728
  Corporate.........................................        1,207           658           347
                                                       ----------    ----------    ----------
                                                       $  123,227    $  119,048    $   89,802
                                                       ----------    ----------    ----------
                                                       ----------    ----------    ----------

- ------------

(1) Includes a charge of $37.2 million for merger and transaction related costs associated with the Kendall merger. See Notes 1 and 2 to the Consolidated Financial Statements.

13. CONSOLIDATED GEOGRAPHIC DATA

    Selected information by geographic area is presented below.

                                                             AT OR FOR THE YEAR ENDED JUNE 30
                                                          --------------------------------------
                                                             1996          1995          1994
                                                          ----------    ----------    ----------
                                                                      (IN THOUSANDS)
Sales:
  Americas.............................................   $3,664,645    $3,284,982    $3,011,678
  Europe...............................................      831,813       756,988       705,240
  Asia-Pacific.........................................      593,370       492,681       359,465
                                                          ----------    ----------    ----------
                                                          $5,089,828    $4,534,651    $4,076,383
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------
Income From Operations:
  Americas.............................................   $  554,170    $  468,466    $  362,764
  Europe...............................................       42,980        28,564        34,519
  Asia-Pacific.........................................       25,400        17,401        11,192
                                                          ----------    ----------    ----------
                                                          $  622,550    $  514,431    $  408,475
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------
Total Assets:
  Americas.............................................   $2,728,772    $2,172,851    $2,106,729
  Europe...............................................      775,745       802,231       687,947
  Asia-Pacific.........................................      333,622       320,980       270,686
  Corporate assets.....................................      115,797        85,399        79,236
                                                          ----------    ----------    ----------
                                                          $3,953,936    $3,381,461    $3,144,598
                                                          ----------    ----------    ----------
                                                          ----------    ----------    ----------

14. SUPPLEMENTARY BALANCE SHEET INFORMATION


                                                              AT JUNE 30
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
                                                            (IN THOUSANDS)

Inventories:
  Purchased materials and manufactured parts..........   $162,600    $161,243
  Work in process.....................................    108,733      98,193
  Finished goods......................................    337,193     332,722
                                                         --------    --------
                                                         $608,526    $592,158
                                                         --------    --------
                                                         --------    --------
Property, Plant and Equipment:
  Land................................................   $ 37,560    $ 33,842
  Buildings...........................................    320,034     286,839
  Machinery and equipment.............................    934,918     784,737
  Leasehold improvements..............................     22,658      17,881
  Construction in progress............................     52,289      46,178
  Accumulated depreciation............................   (641,717)   (511,006)
                                                         --------    --------
                                                         $725,742    $658,471
                                                         --------    --------
                                                         --------    --------
Accrued Payroll and Payroll Related Costs.............   $ 74,686    $ 65,749
                                                         --------    --------
                                                         --------    --------

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                       YEAR ENDED JUNE 30
                                                                  -----------------------------
                                                                   1996       1995       1994
                                                                  -------    -------    -------
                                                                         (IN THOUSANDS)
Maintenance and repairs........................................   $83,409    $76,796    $71,498
                                                                  -------    -------    -------
                                                                  -------    -------    -------
Research and development.......................................   $33,480    $33,375    $32,170
                                                                  -------    -------    -------
                                                                  -------    -------    -------

16. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            YEAR ENDED JUNE 30, 1996
                                              ----------------------------------------------------
                                                 1ST           2ND           3RD           4TH
                                              ----------    ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales......................................   $1,216,202    $1,243,885    $1,257,619    $1,372,122
Gross profit...............................   $  320,274    $  334,167    $  347,541    $  394,961
Net income.................................   $   65,664    $   70,771    $   79,474    $   94,238
Net income per share.......................   $      .43    $      .46    $      .52    $      .62

                                                            YEAR ENDED JUNE 30, 1995
                                              ----------------------------------------------------
                                                 1ST          2ND(2)         3RD           4TH
                                              ----------    ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales......................................   $1,054,192    $1,097,703    $1,135,100    $1,247,656
Gross profit...............................   $  286,555    $  292,714    $  304,260    $  337,821
Income before extraordinary item...........   $   53,385    $   26,624    $   64,955    $   71,629
Net income.................................   $   53,385    $   24,024    $   64,955    $   71,629
Income per share before extraordinary
item.......................................   $      .36    $      .17    $      .43    $      .47
Net income per share.......................   $      .36    $      .16    $      .43    $      .47

- ------------
(1) Income per share has been restated for all periods presented to give effect to a two-for-one stock split. See Note 9 to the Consolidated Financial Statements.

(2) Includes after-tax merger and transaction related costs of $31.2 million ($.21 per share) and an extraordinary item resulting from the early extinquishment of certain Kendall debt of $2.6 million ($.02 per share). See Notes 2 and 4 to the Consolidated Financial Statements.

17. SUBSEQUENT EVENTS

    The Company has entered into an agreement to acquire Carlisle Plastics, Inc. ("Carlisle"), in exchange for approximately 3.1 million shares of Tyco common stock. The Company intends to account for the acquisition as a purchase and, in connection with the acquisition, the Company will assume approximately $180 million in long-term debt of Carlisle. Carlisle, which has annual revenues of approximately $400 million, is a manufacturer of plastic sheeting, garment hangers and other specialty packaging products. The acquisition is subject to approval by the shareholders of Carlisle and certain other conditions. The transaction, which has been approved by Carlisle's Board of Directors, is expected to close in September 1996.

    Subsequent to June 30, 1996 the Company acquired Thorn Security Group Limited ("Thorn") for approximately $214 million. The acquisition was financed utilizing borrowings of $100 million under the Company's credit agreement with the balance through uncommitted lines of credit and will be accounted for as a purchase. Thorn, which has annual revenues of approximately $300 million, designs, manufactures, installs and services a broad range of systems used in fire alarm and detection and building security applications. Thorn's principal operations are in the United Kingdom, Continental Europe, Asia and the United States.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND OPERATING RESULTS

RESULTS OF OPERATIONS

    Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Disposable and Specialty Products, Fire and Safety Services (formerly Fire Protection), Flow Control Products, and Electrical and Electronic Components.

OVERVIEW

    Income before extraordinary item was $310.1 million, or $2.03 per share, for fiscal 1996 compared with $216.6 million, or $1.43 per share, for fiscal 1995. Income before extraordinary item rose 25% excluding the $31.2 million ($0.21 per share) after-tax charge for merger and transaction related costs from the Kendall merger in fiscal 1995 (see Note 2 to the Consolidated Financial Statements). The increase was attributable to strong earnings improvements in each of the Company's business segments.

SALES

    Sales increased 12% during fiscal 1996 to $5.09 billion from $4.53 billion in fiscal 1995. Sales of the Disposable and Specialty Products group increased $72.6 million to $1.46 billion, or 5%. Increased sales at Kendall and, to a lesser extent, at Ludlow were partially offset by decreased sales at Armin, due to reduced raw material pricing, and by Kendall's sale of Futuro in the second quarter of fiscal 1996. Kendall's sales include the sales of Professional Medical Products, Inc. which was acquired during the third quarter of fiscal 1996. Sales of the Fire and Safety Services group increased $287.5 million to $1.99 billion, or 17%, due to increased sales in the North American, European and Asia-Pacific regions contracting businesses, as well as sales resulting from the acquisition of The Earth Technology Corporation ("Earth Tech") in the third quarter of fiscal 1996. Sales of the Flow Control group increased $144.6 million, or 14%, to $1.16 billion, reflecting higher volume at Allied, including businesses acquired by Allied in the second half of fiscal 1995 as well as from Grinnell's distribution operations, Mueller and European Flow Control. Sales of the Electrical and Electronic Components group increased $50.5 million to $480.6 million, or 12%, resulting principally from higher sales of underwater communications cable systems at Simplex as well as at the printed circuit businesses and at Allied's electrical conduit operations.

    Sales increased 11% during fiscal 1995 to $4.53 billion from $4.08 billion in fiscal 1994. Sales of the Disposable and Specialty Products group increased $187.6 million to $1.39 billion, or 16%, due to increased sales at Kendall, Armin and Ludlow. Sales of the Fire and Safety Services group increased $177.5 million to $1.70 billion, or 12%, due primarily to increased sales in the Asia-Pacific and North American operations. Sales were slightly higher in Europe, where the impact of the sale of certain fire products operations in the fourth quarter of fiscal 1994 was offset by the impact of changes in average foreign exchange rates on non-U.S. dollar denominated sales. Had average foreign currency exchange rates during fiscal 1995 remained constant with the averages during fiscal 1994, and excluding the effect of the fire products sale, the increase in Fire Protection group sales would have been approximately $27.0 million lower than reported above. Sales of the Flow Control group increased $100.0 million to $1.01 billion, or 11%, reflecting higher volume and, in some cases, higher unit selling prices at Grinnell's distribution operations, Allied's pipe and tube business, Mueller and European Flow Control businesses. Sales of the Electrical and Electronic Components group decreased $6.8 million to $430.1 million, or 2%, resulting principally from slightly lower sales at Allied's electrical conduit operations, lower sales of underwater communications cable systems at Simplex and lower sales at the printed circuit businesses.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

    Pre-tax income before extraordinary item was $523.9 million in fiscal 1996 and $384.9 million in fiscal 1995. Pre-tax income increased 24% excluding the $37.2 million charge for merger and transaction related costs in fiscal 1995.

    Operating profits of the Disposable and Specialty Products group increased $30.5 million to $291.7 million, or 12%, reflecting higher earnings at Kendall and Ludlow partially offset by decreased earnings at Armin, where profits were adversely affected by changes in raw material costs. Operating profits of the Fire and Safety Services group rose $41.6 million to $128.1 million, or 48%, due to higher margins at fire protection operations in each geographic region, as well as the inclusion of earnings from Earth Tech, which was acquired during the third quarter of fiscal 1996. Operating profits of the Flow Control group increased $23.7 million to $114.1 million, or 26%, resulting from increased earnings principally at Allied and Mueller and, to a lesser extent, at the group's other operating units. Operating profits of the Electrical and Electronic Components group increased $12.1 million to $88.5 million, or 16%, due to increased earnings at Simplex, the printed circuit businesses and at Allied's electrical conduit operations.

    The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the U.S. dollar for fiscal 1996 as compared to fiscal 1995 was not material.

    Corporate and other expenses rose to $39.8 million from $29.0 million in fiscal 1995 (excluding merger and transaction related costs) due principally to an increase in expense associated with the Company's accounts receivable financing program. Under the program, the discount on accounts receivable is included in selling, general and administrative expense and is excluded from interest expense. See Note 5 to the Consolidated Financial Statements.

    Pre-tax income before extraordinary item was $384.9 million in fiscal 1995 and $328.2 million in fiscal 1994. Fiscal 1995 results include pre-tax charges of $37.2 million for merger and transaction related costs associated with the Kendall merger. See Note 2 to the Consolidated Financial Statements.

    Operating profits of the Disposable and Specialty Products group increased $69.5 million to $261.2 million, or 36%, reflecting increased volume and higher margins principally at Kendall, Armin and, to a lesser extent, Ludlow. Operating profits of the Fire and Safety Services group rose $16.3 million to $86.5 million, or 23%, due principally to higher margins at the North American and Asia-pacific contracting and manufacturing businesses, partially offset by lower margins at the European businesses. The operating profits of the Flow Control group increased $16.3 million to $90.4 million, or 22%, resulting principally from increased earnings at Grinnell's North American distribution operations, Allied, Mueller and European Flow Control. Operating profits of the Electrical and Electronic Components group increased $3.9 million to $76.4 million, or 5%, due to higher margins at Allied's electrical conduit operations and increased earnings at Simplex.

    The impact on the consolidated results of operations from changes in average foreign exchange rates for fiscal 1995 as compared to fiscal 1994 was not material.

    Corporate and other expenses for fiscal 1995 include the $37.2 million charge for merger and transaction related costs noted above. Also included is expense of $8.2 million, as compared to $4.1 million for fiscal 1994, related to the Company's accounts receivable financing program. See Note 5 to the Consolidated Financial Statements.

INTEREST EXPENSE

    Interest expense decreased $4.5 million to $58.9 million during fiscal 1996 due to lower average interest rates partially offset by higher average debt levels. Interest expense increased $1.0 million to

$63.4 million during fiscal 1995 due to higher average interest rates partially offset by lower average debt levels.

EXTRAORDINARY ITEM

    During fiscal 1995, the Company refinanced $100 million principal amount of Kendall's subordinated notes due 2003. In connection with the refinancing, the Company recorded a charge of $4.3 million ($2.6 million after-tax), representing unamortized debt issuance fees and a call premium, as an extraordinary loss.

INCOME TAX EXPENSE

    Income tax expense before extraordinary item was $213.8 million in fiscal 1996 and $168.3 million in fiscal 1995. An analysis of income taxes and the effective income tax rate is presented in Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $393.4 million in fiscal 1996. The significant changes in working capital were an $83.6 million increase in accounts receivable, a $24.5 million increase in contracts in process, a $26.6 million decrease in accounts payable and accrued expenses and a $20.8 million increase in inventory. The impact during fiscal 1996 of a strengthened dollar on foreign currency denominated net working capital was not material. Working capital requirements are not anticipated to increase substantially in fiscal 1997.

    During fiscal 1996, the Company used cash of $301.4 million to acquire companies in the disposable and specialty products, fire and safety services and flow control products businesses, $123.2 million to purchase property, plant and equipment, $30.5 million to pay dividends to shareholders and $6.9 million to reacquire shares. The Company received net cash of $49.8 million from the sale of certain brand names and domestic assets of the Curad and Futuro consumer healthcare products business.

    The level of capital expenditures is expected to increase moderately in fiscal 1997, and the source of funds for such expenditures is expected to be cash from operations.

    Expenditures for environmental matters are not expected to have a material effect on the Company in fiscal 1997. See Note 10 to the Consolidated Financial Statements.

    At June 30, 1996 the Company's total debt was $639.4 million as compared to $590.8 million at June 30, 1995. The Company utilized borrowings under its uncommitted lines of credit to partially finance its acquisitions in fiscal 1996, as well as to repay an insurance company note due in June 1996.

    The Company believes that its funding sources are adequate for its anticipated requirements, including the July 1996 acquisition of Thorn and the proposed acquisition of Carlisle, through expected cash flow from operations and established financing arrangements.

    Shareholders' equity was $1,938.4 million, or $12.67 per share, at June 30, 1996 compared to $1,634.7 million, or $10.70 per share, at June 30, 1995. The increase is due principally to fiscal 1996 net income, partially offset by a decrease of $25.1 million resulting from translation of assets, principally goodwill, and liabilities of foreign operations into U.S. dollars. Because the dollar was stronger against foreign currencies at June 30, 1996 than at June 30, 1995, the net assets recorded in local currencies translated into a lesser amount of U.S. dollars, resulting in a decrease in the various asset and liability accounts as well as shareholders' equity.

    Total debt as a percent of total capitalization (total debt and shareholders' equity) was 25% at June 30, 1996 and 27% at June 30, 1995.

BACKLOG

    Backlog at June 30, 1996 amounted to $1.15 billion, compared to $1.05 billion at June 30, 1995. The increased backlog at June 30, 1996 is due to an increase in the Company's Disposable and Specialty Products, Fire and Safety Services, and Flow Control Products business segments, partially offset by a decrease in the Company's Electrical and Electronic Components segment. Within the Electrical and Electronic Components segment, increases at the Printed Circuit Group and Allied's electrical conduit operations were offset by a decrease at Simplex, where backlog is affected by the timing of delivery under contracts for underwater cable communications systems.

ACCOUNTING PRONOUNCEMENT

    In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The standard defines a fair value based method of accounting for employee stock options. The compensation expense arising from this method can be reflected in the financial statements or, alternatively, the pro forma net income and income per share effect of the fair value based accounting can be disclosed in the footnotes to the financial statements. The Company will adopt SFAS 123 in fiscal 1997 and expects to adopt the footnote disclosure alternative.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Shareholders of
TYCO INTERNATIONAL LTD.

    Our report on the consolidated financial statements of Tyco International Ltd. for the three years ended June 30, 1996 is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule for the three years ended June 30, 1996.

    In our opinion, the financial statement schedule for the three years ended June 30, 1996 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

Boston Massachusetts
July 25, 1996

                            TYCO INTERNATIONAL LTD.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT    ADDITIONS
                                          BEGINNING      CHARGED     ACQUISITIONS                  BALANCE AT
              DESCRIPTION                  OF YEAR      TO INCOME     AND OTHER      DEDUCTIONS    END OF YEAR
- ---------------------------------------   ----------    ---------    ------------    ----------    -----------
                                                                     (IN THOUSANDS)

Year Ended June 30, 1994:
  Allowances for doubtful
   accounts(1).........................      28,981         7,884        (1,163)        6,391(2)      29,311
  Product warranty.....................      10,468         1,725          (671)        1,810          9,712
Year Ended June 30, 1995:
  Allowances for doubtful
   accounts(1).........................      29,311         7,407          (785)        6,379(2)      29,554
  Product warranty.....................       9,712         1,695         2,115         1,694         11,828
Year Ended June 30, 1996:
  Allowances for doubtful
   accounts(1).........................      29,554        10,498         3,080         6,460(2)      36,672
  Product warranty.....................      11,828         2,743          (502)        5,111          8,958

- ------------

(1) Deducted from assets.

(2) Write-off of accounts receivable considered uncollectible.



                                  INDEX TO EXHIBITS


Exhibit No.                         Description                                     Page No.
- -----------                         -----------                                     --------
        (3)  Bylaws.

        (11) Earnings Per Share Computation.

        (12) Ratio of Earnings to Fixed Charges.

        (21) Subsidiaries of the registrant.

        (23) Consent of Coopers & Lybrand L.L.P.

        (27) Financial Data Schedule.

