Form 10-Q
period 1996-09-30
TYCO INTERNATIONAL LTD
filed 1996-11-13
CIK 100441

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

                  For the quarterly period ended September 30, 1996

                                          OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________  to ________

                                        1-5482
                               (Commission File Number)

             -----------------------------------------------------------

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

              ----------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.   Yes   X  .  No     .
                                                          -----      -----

The number of shares of common stock outstanding as of November 7, 1996 was 156,611,408.

--------------------------------------------------------------------------------

                               TYCO INTERNATIONAL LTD.

                                  INDEX TO FORM 10-Q


                                                                     PAGE

PART I - FINANCIAL INFORMATION:

    Item 1 - Financial Statements -

         Consolidated Balance Sheets - September 30, 1996 and
             June 30, 1996                                           1-2

         Consolidated Statements of Income for the First Quarters
             ended September 30, 1996 and 1995                        3

         Consolidated Statements of Changes in Shareholders'
             Equity for the First Quarters ended September 30,
             1996 and 1995                                            4

         Consolidated Statements of Cash Flows for the First
             Quarters ended September 30, 1996 and 1995               5

         Notes to Consolidated Financial Statements                   6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Operating Results                9


PART II - OTHER INFORMATION:

    Item 6 - Exhibits and Reports on Form 8-K                         11

                            PART I - FINANCIAL INFORMATION

                            ITEM 1 - FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS

ASSETS

--------------------------------------------------------------------------------
                                                (unaudited)
(in thousands)                              September 30, 1996   June 30, 1996
--------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                      $     70,301       $   69,404
Receivables, less allowance for doubtful
    accounts of $52,013 in fiscal 1997 and
    $36,672 in fiscal 1996                          860,363          688,741
Contracts in process                                129,933          130,473
Inventories                                         706,452          608,526
Deferred income taxes                               152,203          126,282
Prepaid expenses and other current assets            98,803           72,098
                                              -------------      -----------
                                                  2,018,055        1,695,524
                                              -------------      -----------

PROPERTY, PLANT AND EQUIPMENT:
Land                                                 40,435           37,560
Buildings                                           375,336          320,034
Machinery and equipment                           1,055,499          934,918
Leasehold improvements                               23,177           22,658
Construction in progress                             79,981           52,289
Accumulated depreciation                           (675,156)        (641,717)
                                              -------------      -----------
                                                    899,272          725,742
                                              -------------      -----------

GOODWILL AND OTHER INTANGIBLE ASSETS              1,797,689        1,232,617

REORGANIZATION VALUE IN EXCESS OF
    IDENTIFIABLE ASSETS                             100,989          102,591

DEFERRED INCOME TAXES                                68,288           69,823

OTHER ASSETS                                        132,749          127,639
                                              -------------      -----------

TOTAL ASSETS                                    $ 5,017,042      $ 3,953,936
                                              -------------      -----------
                                              -------------      -----------



See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                                 (unaudited)
(in thousands except share data)             September 30, 1996   June 30, 1996
--------------------------------------------------------------------------------
----------------


CURRENT LIABILITIES:
Loans payable and current maturities of
    long-term debt                              $   340,878      $   127,822
Accounts payable                                    535,880          470,819
Accrued expenses                                    686,805          506,270
Contracts in process - billings
    in excess of costs                              122,081           89,640
Income taxes                                        101,817           84,196
Deferred income taxes                                12,940           13,063
                                              -------------      -----------
                                                  1,800,401        1,291,810
                                              -------------      -----------

LONG-TERM DEBT                                      839,992          511,622

OTHER LIABILITIES                                   209,361          192,839

DEFERRED INCOME TAXES                                33,489           19,226

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value, authorized
    2,000,000 shares; none outstanding                    -                -
Common stock, $.50 par value, authorized
    180,000,000 shares; outstanding 156,595,224
    shares in fiscal 1997 and 152,977,282
    shares in fiscal 1996, net of reacquired
    shares of 13,001,388 in fiscal 1997 and
    16,024,221 in fiscal 1996 (at cost)              78,297           76,488
Capital in excess of par value, net of
    deferred compensation of $30,101 in
    fiscal 1997 and $11,500 in fiscal 1996          745,071          627,985
Currency translation adjustment                     (33,324)         (34,571)
Retained earnings                                 1,343,755        1,268,537
                                              -------------      -----------

                                                  2,133,799        1,938,439
                                              -------------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $5,017,042       $3,953,936
                                              -------------      -----------
                                              -------------      -----------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

--------------------------------------------------------------------------------
For the First Quarters ended September 30,
(in thousands except per share data)                1996             1995
--------------------------------------------------------------------------------
----------------


SALES                                            $1,479,152       $1,216,202
                                              -------------      -----------

COSTS AND EXPENSES:
Cost of sales                                     1,072,852          895,928
Selling, general and administrative                 241,088          192,604
Interest                                             26,332           15,423
                                              -------------      -----------
                                                  1,340,272        1,103,955
                                              -------------      -----------
Income before income taxes                          138,880          112,247

Income taxes                                        (55,830)         (46,583)
                                              -------------      -----------

NET INCOME                                     $     83,050      $    65,664
                                              -------------      -----------
                                              -------------      -----------

NET INCOME PER SHARE                           $        .54      $       .43
                                              -------------      -----------
                                              -------------      -----------

CASH DIVIDENDS PER COMMON SHARE               $         .05      $       .05
                                              -------------      -----------
                                              -------------      -----------

COMMON EQUIVALENT SHARES                            154,614          152,740
                                              -------------      -----------
                                              -------------      -----------








See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the First Quarters ended September 30, 1996 and 1995

--------------------------------------------------------------------------------
                                               Capital in  Currency
                                Common Stock   Excess of   Translation  Retained
(in thousands)                 $.50 Par Value  Par Value   Adjustment   Earnings
--------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1995          $76,366      $582,450    $ (9,451) $  985,316

Net income                                                               65,664
Dividends                                                                (7,638)
Restricted stock grants,
    cancellations, tax
    benefits and other                  8        (3,178)
Warrants, options exercised             6            87
Currency translation adjustment                                (880)
Amortization of deferred
    compensation                                  1,870
                                  -------      --------    --------  ----------

BALANCE AT SEPTEMBER 30, 1995     $76,380      $581,229    $(10,331) $1,043,342
                                  -------      --------    --------  ----------
                                  -------      --------    --------  ----------


BALANCE AT JUNE 30, 1996          $76,488      $627,985    $(34,571) $1,268,537

Net income                                                               83,050
Dividends                                                               (7,832)
Restricted stock grants,
    cancellations, tax
    benefits and other                265           687
Warrants, options exercised            33         1,462
Currency translation adjustment                               1,247
Amortization of deferred
    compensation                                  2,703
Issuance of treasury stock for
    acquisition                     1,537       114,465
Other treasury stock transactions,
    net                               (26)      ( 2,231)
                                  -------      --------    --------  ----------

BALANCE AT SEPTEMBER 30, 1996     $78,297      $745,071    $(33,324) $1,343,755
                                  -------      --------    --------  ----------
                                  -------      --------    --------  ----------




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


--------------------------------------------------------------------------------
For the First Quarters ended September 30,
(in thousands)                                        1996           1995
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 83,050        $ 65,664
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                     30,330          23,851
    Amortization                                     16,324          11,851
    Deferred income taxes                            24,281          10,225
    Provision for losses on accounts receivable
      and inventory writedowns                        7,509           6,700
    Changes in assets and liabilities net of the
      effects of acquisitions:
               Decrease (increase) in accounts receivable
                 and contracts in process             6,708         (49,189)
               Increase in inventory                (20,135)        (20,712)
               Decrease in accounts payable and
                 accrued expenses                   (74,523)        (47,315)
               Increase in income taxes payable      10,094          17,499
               Other                                (11,961)        (13,101)
                                                    -------         -------
    Net cash provided by operating activities        71,677           5,274
                                                    -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                (40,878)        (29,855)
Purchases of businesses, net of cash acquired      (420,139)        (38,334)
                                                    -------         -------
   Net cash used in investing activities           (461,017)        (68,189)
                                                    -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and lines of credit    395,244          61,486
Dividends paid                                       (7,636)         (7,627)
Issuance of stock and warrants                        2,629              93
                                                    -------         -------
    Net cash provided by financing activities       390,237          53,952
                                                    -------         -------
Increase (decrease) in cash and cash equivalents        897          (8,963)
Cash and cash equivalents at beginning of quarter    69,404          66,021
                                                    -------         -------
Cash and cash equivalents at end of quarter        $ 70,301        $ 57,058
                                                    -------         -------
                                                    -------         -------





See notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

 2. During the first quarter of fiscal 1997 the Company acquired two disposable and specialty products companies, four fire and safety services companies, one flow control products company and one electrical and electronic components company for an aggregate of $691.1 million, including $420.1 million in cash, approximately 3.1 million shares of the Company's common stock and the assumption of approximately $155 million in debt. The cash portion of the consideration for the acquisitions utilized cash on hand and borrowings under the Company's credit agreement and uncommitted lines of credit. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $575 million in goodwill was recorded by the Company, which reflects, for each acquisition, the excess of the purchase price, liabilities assumed and additional purchase liabilities recorded over the fair value of assets acquired. Additional purchase liabilities included approximately $23.8 million for transaction and other direct costs, $17.1 million for severance costs and $16.2 million for costs associated with the shut down and consolidation of certain acquired facilities. At September 30, 1996 liabilities for approximately
         $21.6 million in transaction and other costs, $15.4 million in severance costs and $16.2 million for facility related costs associated with fiscal 1997 acquisitions remained on the balance sheet. Liabilities for approximately $10.7 million in severance costs and $4.6 million for facility related costs associated with fiscal 1996 acquisitions remained on the balance sheet.

 3.      Long-term debt is as follows:

------------------------------------------------------------------------------
                                               September 30,        June 30,
(in thousands)                                      1996               1996
------------------------------------------------------------------------------

 Credit agreement                                 $ 100,000  $           -
 Uncommitted lines of credit                        365,800         91,000
 10.25% Carlisle Plastics Senior Notes              105,000              -
 Carlisle Plastics Senior Variable Rate Notes        19,000              -
 8.125% public notes due 1999                       144,929        144,924
 6.375% public notes due 2004                       104,405        104,386
 9.5% public debentures due 2022                    199,596        199,592
 8.0% public debentures due 2023                     49,960         49,960
 Other                                               92,180         49,582
                                                  ---------       --------
                                                  1,180,870        639,444
 Less current portion and loans payable             340,878        127,822
                                                  ---------       --------
                                                  $ 839,992       $511,622
                                                  ---------       --------
                                                  ---------       --------

         Under the Company's credit agreement with a group of commercial banks, the Company has the right to borrow $300 million or a portion thereof until October 1999 for its general corporate purposes. The principal amount then outstanding will be due and payable at that time.
         Interest payable on borrowings is variable based upon the Company's option of selecting either a Eurodollar rate plus 0.325%, a certificate of deposit rate plus 0.45%, or a base rate, as defined.

         The Company's uncommitted lines of credit are borrowings from commercial banks on an "as offered" basis. The borrowings and repayments occur daily and contain no significant terms other than due dates and interest rates. The due dates generally range from overnight to 90 days and interest rates approximate those available under the credit agreement.

         In October 1996, the Company issued $300 million principal amount of 6.5% notes due 2001. The net proceeds were used to redeem the 10.25% Carlisle Plastics Senior Notes and the Carlisle Plastics Senior Variable Rate Notes, which at time of redemption were bearing interest at 9.53% per annum, as well as to reduce certain amounts outstanding under the Company's credit agreement and uncommitted lines of credit.

         Under its various loan agreements, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

 4. The Company has an agreement under which it sells participating interests in a defined pool of trade accounts receivable. The proceeds of sale are less than the face amount of accounts receivable sold by an amount which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount was $3.1 million and $3.4 million during the first quarter of fiscal 1997 and fiscal 1996, respectively, and has been included in selling, general and administrative expense in the Company's Consolidated Statements of Income.

 5. Selected information for the Company's four industry segments is as follows (in thousands):
                                                   First Quarter Ended
                                                      September 30,
                                                --------------------------
                                                    1996           1995
                                                -----------    -----------

     SALES:
     Disposable and Specialty Products          $   440,736    $   354,153
     Fire and Safety Services                       601,131        458,927
     Flow Control Products                          321,377        287,958
     Electrical and Electronic Components           115,908        115,164
                                                -----------    -----------
                                                 $1,479,152     $1,216,202
                                                -----------    -----------
                                                -----------    -----------

     INCOME BEFORE INCOME TAXES:
     Disposable and Specialty Products         $     81,429   $     63,591
     Fire and Safety Services                        42,417         25,038
     Flow Control Products                           30,711         26,555
     Electrical and Electronic Components            20,816         20,430
                                                -----------   ------------
          Total operations                          175,373        135,614
     Interest expense                               (26,332)       (15,423)
     Corporate and other amounts                    (10,161)        (7,944)
                                                -----------   ------------
                                                $   138,880  $     112,247
                                                -----------   ------------
                                                -----------   ------------


 6.      Inventories are classified as follows (in thousands):

                                      September 30, 1996     June 30, 1996
                                      ------------------     -------------
 Purchased materials and
    manufactured parts                             $192,341       $162,600
 Work in process                                    115,362        108,733
 Finished goods                                     398,749        337,193
                                                   --------       --------

                                                   $706,452       $608,526
                                                   --------       --------
                                                   --------       --------


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

                   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND OPERATING RESULTS

OVERVIEW

Net income per share was $0.54 for the first quarter of fiscal 1997 as compared to $0.43 for the first quarter of fiscal 1996. The increase was attributable to increased income from operations primarily in the Disposable and Specialty Products and Fire and Safety Services segments and, to a lesser extent, the Flow Control Products segment.


RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1997 COMPARED TO FIRST QUARTER OF FISCAL 1996:

Sales increased 22% during the first quarter of fiscal 1997 to $1.48 billion from $1.22 billion in the first quarter of fiscal 1996. Sales of the Disposable and Specialty Products group increased $86.6 million to $440.7 million, or 24%, reflecting higher sales at Kendall, Ludlow and Armin, as well as the inclusion of Carlisle Plastics ("Carlisle"), acquired in September 1996. Sales of the
Fire and Safety Services group increased $142.2 million to $601.1 million, or 31%, reflecting increased sales in each geographic region, as well as the inclusion of Thorn Security Group ("Thorn"), acquired in July 1996 and Earth Technology Corporation ("Earth Tech"), acquired in January 1996. Sales of the Flow Control Products group increased $33.4 million to $321.4 million, or 12%, as a result of increased sales at each of the Company's business units. Sales of the Electrical and Electronic Components group were relatively unchanged, with slightly increased sales at the Printed Circuit Group operations offset by slightly decreased sales at Simplex.

Pre-tax income for the first quarter of fiscal 1997 was $138.9 million, as compared to $112.2 million in the first quarter of fiscal 1996, an increase of 24%. Interest expense increased by $10.9 million due to higher average debt levels, partially offset by slightly lower interest rates.

For the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996, operating profits of the Disposable and Specialty Products group increased $17.8 million to $81.4 million, or 28%, reflecting higher earnings at Kendall, Ludlow and Armin, as well as the inclusion of Carlisle. Fire and Safety Services group profits increased $17.4 million to $42.4 million, or 69%, due to improved profitability in all operating regions and the inclusion of Thorn and Earth Tech. Operating profits for the Flow Control group increased $4.2 million to $30.7 million, or 16%, due principally to increased earnings at Allied's pipe and tubular products businesses, as well as at Mueller and European Flow Control. Operating profits of the Electrical and Electronic Components group increased $0.4 million to $20.8 million, or 2%, due primarily to higher earnings at the Printed Circuit Board operations and at Allied's electrical conduit operations, partially offset by slightly decreased earnings at Simplex.

The effect of changes in average foreign exchange rates during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 was not material.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $71.7 million during the first quarter of fiscal 1997. Accounts receivable and contracts in process decreased $6.7 million, inventory increased $20.1 million and accounts payable and accrued expenses decreased $74.5 million. Net changes in other working capital accounts were not significant during the period. The impact of changes in foreign exchange rates did not materially affect working capital during the quarter.

During the first quarter of fiscal 1997, the Company used cash to (i) acquire a U.S. and a German Disposable and Specialty Products company, a U.K. based Fire and Safety Services company, three Australian Fire and Safety Services companies, a Flow Control Products operation with locations in the U.S. and U.K., and a U.S. Electrical and Electronic Components company for an aggegate of $691.1 million, including $420.1 million in cash, 3.1 million shares of the Company's common stock and the assumption of $155.0 million in debt;
(ii) purchase $40.9 million of property, plant and equipment; and
(iii) pay dividends of $7.6 million.

At September 30, 1996 the Company's total debt was $1.18 billion as compared to $639.4 million at June 30, 1996. The increase resulted principally from the acquisitions discussed above, partially offset by net operating cash flows.

Shareholders' equity was $2.13 billion, or $13.63 per share, at September 30, 1996, compared to $1.94 billion, or $12.67 per share, at June 30, 1996. The increase in shareholders' equity was due primarily to net income of $83.1 million and the issuance of the Company's shares for the Carlisle acquisition. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 36% at September 30, 1996 and 25% at June 30, 1996.

In October 1996, the Company issued $300 million principal amount of 6.5% notes due 2001. The net proceeds were used to redeem the 10.25% Carlisle Plastics Senior Notes and the Carlisle Plastics Senior Variable Rate Notes, which at time of redemption were bearing interest at 9.53% per annum, as well as to reduce certain amounts outstanding under the Company's credit agreement and uncommitted lines of credit. The Company believes that its funding sources are adequate for its anticipated requirements through expected cash flows from operations and established financing arrangements.

Working capital requirements for the remainder of fiscal 1997 are not expected to significantly exceed fiscal 1996 levels. The level of capital expenditures is expected to increase in fiscal 1997 as compared to fiscal 1996 due to recent acqusitions as well as certain capital projects in process, and the source of funds for such expenditures is expected to be cash from operations.

BACKLOG

The backlog of unfilled orders was approximately $1.33 billion at September 30, 1996 as compared to $1.15 billion at June 30, 1996. Backlog increased in the Company's Disposable and Specialty Products, Fire and Safety Services, and Flow Control Products segments, partially offset by a decrease in the Electrical and Electronic Components segment. Within Fire and Safety Services, backlog increased in each of the geographic regions. Additionally, the acquisition of Thorn added to the increases in Europe and Asia. Within Electrical and Electronic Components, increases at the Printed Circuit Group and at Allied's electric conduit operations were offset by a decrease at Simplex due to the timing of deliveries under long-term contracts for underwater cable communication systems.

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



                                   TYCO INTERNATIONAL LTD.



                                   /s/ Mark H. Swartz
                                   --------------------------------------------
                                   Mark H. Swartz
                                   Vice President - Chief Financial Officer
                                   (Principal Accounting and Financial Officer)









Date:  November 13, 1996

                               TYCO INTERNATIONAL LTD.

                                  INDEX TO EXHIBITS



Exhibit No.
-----------

    11   Earnings Per Share Computation

    27   Financial Data Schedule