Form 10-Q
period 1996-12-31
TYCO INTERNATIONAL LTD
filed 1997-02-13
CIK 100441

      --------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

             -----------------------------------------------------------
                                      FORM 10-Q
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996

                                          OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    ----------
                                        1-5482
                               (Commission File Number)

                       ---------------------------------------

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

                                     603-778-9700
                           (Registrant's telephone number)
                       ----------------------------------------
    - Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
          days.   Yes   X  .  No     .
                      -----      ----

          The number of shares of common stock outstanding as of January 27, 1997 was 156,679,751.

      --------------------------------------------------------------------------

                               TYCO INTERNATIONAL LTD.

                                  INDEX TO FORM 10-Q


                                                                           PAGE


PART I - FINANCIAL INFORMATION:

    Item 1 - Financial Statements -

              Consolidated Balance Sheets - December 31, 1996 and
                  June 30, 1996                                            1-2

              Consolidated Statements of Income for the Second Quarter
                  and Six Months ended December 31, 1996 and 1995           3

              Consolidated Statements of Changes in Shareholders'
                  Equity for the Six Months ended December 31,
                  1996 and 1995                                             4

              Consolidated Statements of Cash Flows for the Six
                  Months ended December 31, 1996 and 1995                   5

              Notes to Consolidated Financial Statements                    6

    Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Operating Results                 9


PART II - OTHER INFORMATION:

    Item 4 - Submission of Matters to a Vote of Security Holders            12
    Item 6 - Exhibits and Reports on Form 8-K                               12

                            PART I - FINANCIAL INFORMATION

                            ITEM 1 - FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS

ASSETS


-------------------------------------------------------------------------------
                                               (unaudited)
(IN THOUSANDS)                               DECEMBER 31, 1996   JUNE 30, 1996
-------------------------------------------------------------------------------


CURRENT ASSETS:
Cash and cash equivalents                     $     83,477      $   69,404
Receivables, less allowance for doubtful
   accounts of $59,571 in fiscal 1997 and
   $36,672 in fiscal 1996                          914,768         688,741
Contracts in process                               131,633         130,473
Inventories                                        765,158         608,526
Deferred income taxes                              144,944         126,282
Prepaid expenses and other current assets           94,138          72,098
                                               -----------     -----------
                                                 2,134,118       1,695,524
                                               -----------     -----------

PROPERTY, PLANT AND EQUIPMENT:
Land                                                43,775          37,560
Buildings                                          375,980         320,034
Machinery and equipment                          1,094,427         934,918
Leasehold improvements                              28,825          22,658
Construction in progress                            99,157          52,289
Accumulated depreciation                          (717,994)       (641,717)
                                               -----------     -----------
                                                   924,170         725,742
                                               -----------     -----------

GOODWILL AND OTHER INTANGIBLE ASSETS             1,837,282       1,232,617

REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE
   ASSETS                                           99,385         102,591

DEFERRED INCOME TAXES                               67,191          69,823

OTHER ASSETS                                       135,944         127,639
                                               -----------     -----------

TOTAL ASSETS                                   $ 5,198,090     $ 3,953,936
                                               -----------     -----------
                                               -----------     -----------


See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY


-------------------------------------------------------------------------------
                                               (unaudited)
(IN THOUSANDS EXCEPT SHARE DATA)             DECEMBER 31, 1996  JUNE 30, 1996
-------------------------------------------------------------------------------


CURRENT LIABILITIES:
Loans payable and current maturities of
   long-term debt                              $   362,754     $   127,822
Accounts payable                                   562,056         470,819
Accrued expenses                                   636,851         506,270
Contracts in process - billings
   in excess of costs                              153,275          89,640
Income taxes                                       101,087          84,196
Deferred income taxes                               12,981          13,063
                                                ----------      ----------
                                                 1,829,004       1,291,810
                                                ----------      ----------

LONG-TERM DEBT                                     893,665         511,622

OTHER LIABILITIES                                  218,382         192,839

DEFERRED INCOME TAXES                               28,989          19,226

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value, authorized
   2,000,000 shares; none outstanding                    -               -
Common stock, $.50 par value, authorized
   500,000,000 shares; outstanding 156,657,322
   shares in fiscal 1997 and 152,977,282
   shares in fiscal 1996, net of reacquired
   shares of 13,054,679 in fiscal 1997 and
   16,024,221 in fiscal 1996 (at cost)              78,328          76,488
Capital in excess of par value, net of
   deferred compensation of $27,867 in
   fiscal 1997 and $11,500 in fiscal 1996          747,173         627,985
Currency translation adjustment                    (24,693)        (34,571)
Retained earnings                                1,427,242       1,268,537
                                                ----------      ----------

                                                 2,228,050       1,938,439
                                                ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $5,198,090      $3,953,936
                                                ----------      ----------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




---------------------------------------------------------------------------------------------------

For the Periods ended December 31,
1996 and 1995                                    FISCAL SECOND QUARTER         FISCAL SIX MONTHS
                                                ---------------------         -----------------
(IN THOUSANDS EXCEPT PER SHARE DATA)             1996            1995         1996          1995
---------------------------------------------------------------------------------------------------

SALES                                       $1,612,904     $1,243,885     $3,092,056     $2,460,087
                                             ---------      ---------     ----------      ---------

COSTS AND EXPENSES:
Cost of sales                                1,172,257        909,718      2,245,109      1,805,646
Selling, general and administrative            262,528        198,278        503,616        390,882
Interest                                        26,425         14,914         52,757         30,337
                                             ---------      ---------     ----------      ---------
                                             1,461,210      1,122,910      2,801,482      2,226,865
                                             ---------      ---------     ----------      ---------

Income before income taxes                     151,694        120,975        290,574        233,222

Income taxes                                   (60,374)       (50,204)      (116,204)       (96,787)
                                             ---------      ---------     ----------      ---------


NET INCOME                                  $   91,320     $   70,771    $   174,370     $  136,435
                                             ---------      ---------     ----------      ---------
                                             ---------      ---------     ----------      ---------

NET INCOME PER SHARE                             $ .58          $ .46          $1.12           $.89
                                                  ----          -----           ----           ----
                                                  ----          -----           ----           ----

CASH DIVIDENDS PER COMMON SHARE                  $ .05          $ .05          $ .10          $ .10
                                                  ----          -----           ----          -----
                                                  ----          -----           ----          -----

COMMON EQUIVALENT SHARES                       157,445        152,898        156,029        152,819
                                             ---------      ---------     ----------      ---------
                                             ---------      ---------     ----------      ---------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months ended December 31, 1996 and 1995




----------------------------------------------------------------------------------------------------------
                                                              CAPITAL IN    CURRENCY
                                             COMMON STOCK     EXCESS OF     TRANSLATION     RETAINED
(IN THOUSANDS)                              $.50 PAR VALUE    PAR VALUE     ADJUSTMENT      EARNINGS
----------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1995                       $38,183       $620,633      $  (9,451)     $ 985,316

Net income                                                                                  136,435
Dividends                                                                                   (15,274)
Restricted stock grants,
    cancellations, tax
    benefits and other                              12            879
Warrants, options exercised                          5            110
Currency translation adjustment                                              (19,602)
Amortization of deferred
    compensation                                                4,416
Common stock reacquired                            (36)        (2,467)
Two-for-one stock split effected in
  form of a 100% stock dividend                 38,195        (38,195)
                                                ------      ---------       --------      ---------

BALANCE AT DECEMBER 31, 1995                   $76,359       $585,376       $(29,053)    $1,106,477
                                               -------       --------       --------     ----------


BALANCE AT JUNE 30, 1996                       $76,488       $627,985       $(34,571)    $1,268,537

Net income                                                                                  174,370
Dividends                                                                                   (15,665)
Restricted stock grants,
    cancellations, tax
    benefits and other                             278          1,195
Warrants, options exercised                         83          3,546
Currency translation adjustment                                                9,878
Amortization of deferred
    compensation                                                5,695
Issuance of treasury stock for acquisition       1,537        114,515
Other treasury stock transactions, net             (58         (5,763)
                                                ------       --------       --------      ---------

BALANCE AT DECEMBER 31, 1996                   $78,328       $747,173       $(24,693)    $1,427,242
                                               -------       --------       --------     ----------
                                               -------       --------       --------     ----------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




-----------------------------------------------------------------------------------------
For the Six Months ended December 31,
(IN THOUSANDS)                                              1996             1995
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $174,370          $136,435
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                           61,171            47,074
   Amortization                                           33,788            23,729
   Deferred income taxes                                  27,461            15,664
   Provision for losses on accounts receivable
     and inventory writedowns                             18,035            13,114
   Changes in assets and liabilities net of the
     effects of acquisitions:
   Decrease (increase) in accounts receivable
     and contracts in process                                 67           (39,585)
   Increase in inventory                                 (62,735)          (26,842)
            Decrease in accounts payable and
             accrued expenses                           (106,104)          (21,248)
            Increase in income taxes payable               8,136            33,306
            Other                                         11,651           (38,174)
                                                       ---------         ---------
   Net cash provided by operating activities             165,840           143,473
                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   ( 100,396)          (62,954)
Purchase of businesses, net of cash acquired            (501,908)          (40,785)
Proceeds from sale of acquired assets                          -            49,768
                                                       ---------         ---------
   Net cash used in investing activities                (602,304)          (53,971)
                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                             298,490                 -
Proceeds from lines of credit                            166,247             7,495
Dividends paid                                           (15,399)          (15,221)
Issuance of stock and warrants                             6,508               115
Common stock reacquired                                   (5,309)           (2,503)
                                                       ---------         ---------
   Net cash provided by (used in) financing activities   450,537           (10,114)
                                                       ---------         ---------
Increase in cash and cash equivalents                     14,073            79,388
Cash and cash equivalents at beginning of year            69,404            66,021
                                                       ---------         ---------
Cash and cash equivalents at end of period             $  83,477          $145,409
                                                       ---------         ---------
                                                       ---------         ---------



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

2. During the first six months of fiscal 1997 the Company acquired two disposable and specialty products companies, five fire and safety services companies, four flow control products companies and one electrical and electronic components company for an aggregate of $773.0 million, including $501.9 million in cash, approximately 3.1 million shares of the Company's common stock, valued at $116.1 million, and the assumption of approximately $155.0 million in debt. The cash portion of the consideration for the acquisitions was provided by cash on hand and borrowings under the Company's credit agreement and uncommitted lines of credit. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $620.5 million in goodwill was recorded by the Company, which reflects, for each acquisition, the excess of the purchase price, liabilities assumed and additional purchase liabilities recorded over the fair value of assets acquired. Additional purchase liabilities included approximately $26.8 million for transaction and other direct costs, $22.7 million for severance costs and $17.3 million for costs associated with the shut down and consolidation of certain acquired facilities. At December 31, 1996 liabilities for approximately $18.9 million in transaction and other costs, $15.7 million in severance costs and $13.2 million for facility related costs associated with fiscal 1997 acquisitions remained on the balance sheet, and liabilities for approximately $9.1 million in severance costs and $2.3 million for facility related costs associated with fiscal 1996 acquisitions remained on the balance sheet.


3. On January 24, 1997, the Company acquired ElectroStar, Inc., a manufacturer of complex printed circuit boards, and Sempell Valve Group, a manufacturer and servicer of specialty valves. On February 5, 1997, the Company acquired American Tube and Pipe Co., Inc., a manufacturer of steel pipe and tubing. These purchases were made utilizing cash on hand as well as borrowings under the Company's uncommitted lines of credit. The acquisitions, which had an aggregate purchase price of approximately $266 million, will be accounted for as purchases, and their results of operations will be consolidated with the Company's from their respective acquisition dates.

4.  Long-term debt is as follows:

    --------------------------------------------------------------------------
                                                  December 31,     June 30,
    (IN THOUSANDS)                                    1996           1996
    --------------------------------------------------------------------------

    Credit agreement                              $ 100,000        $     -
    Uncommitted lines of credit                     254,700         91,000
    8.125% public notes due 1999                    144,934        144,924
    6.5% public notes due 2001                      298,490              -
    6.375% public notes due 2004                    104,425        104,386
    9.5% public debentures due 2022                 199,599        199,592
    8.0% public debentures due 2023                  49,962         49,960
    Other                                           104,309         49,582
                                                  ---------       --------
                                                  1,256,419        639,444
    Less current portion and loans payable          362,754        127,822
                                                  ---------       --------
                                                  $ 893,665       $511,622
                                                  ---------       --------
                                                  ---------       --------

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

    In October 1996, the Company issued $300 million principal amount of 6.5% notes due 2001. The net proceeds were used to redeem debt assumed with the acquisition of Carlisle Plastics as well as to reduce certain amounts outstanding under the Company's credit agreement and uncommitted lines of credit.

    Under its various loan agreements, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

5. The Company has an agreement under which it sells participating interests in a defined pool of trade accounts receivable. The proceeds of sale are less than the face amount of accounts receivable sold by an amount which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount was $3.1 million and $3.4 million during the second quarter of fiscal 1997 and fiscal 1996, respectively, and $6.2 million and $6.7 million for the first six months of fiscal 1997 and 1996, respectively, and has been included in selling, general and administrative expense in the Company's Consolidated Statements of Income.

6. Selected information for the Company's four industry segments is as follows (in thousands):

                                                     SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                         DECEMBER 31,                   DECEMBER 31,
                                                    -----------------------      ----------------------
                                                      1996           1995          1996            1995
                                                    --------     ----------      ---------      --------

    SALES:
    Disposable and Specialty Products            $  506,010     $  348,713     $  946,746     $  702,866
    Fire and Safety Services                        651,567        495,965      1,252,698        954,892
    Flow Control Products                           334,731        276,213        656,108        564,171
    Electrical and Electronic Components            120,596        122,994        236,504        238,158
                                                 ----------     ----------       --------     ----------
                                                 $1,612,904     $1,243,885     $3,092,056     $2,460,087
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------
    INCOME BEFORE INCOME TAXES:
    Disposable and Specialty Products            $   88,818     $   66,627     $  170,247     $  130,218
    Fire and Safety Services                         46,615         32,290         89,032         57,328
    Flow Control Products                            32,188         25,156         62,899         51,711
    Electrical and Electronic Components             22,459         22,369         43,275         42,799
                                                 ----------     ----------      ---------      ---------
       Total operations                             190,080        146,442        365,453        282,056
    Interest expense                                (26,425)       (14,914)       (52,757)       (30,337)
    Corporate and other amounts                     (11,961)       (10,553)       (22,122)       (18,497)
                                                 ----------     ----------      ---------      ---------
                                                $   151,694     $  120,975     $  290,574     $  233,222
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------


7.  Inventories are classified as follows (in thousands):


                                                    DECEMBER 31, 1996        JUNE 30,1996
                                                    -----------------        ------------
    Purchased materials and
     manufactured parts                                 $221,291                 $162,600
    Work in process                                      119,676                  108,733
    Finished goods                                       424,191                  337,193
                                                       ---------                ---------

                                                        $765,158                 $608,526
                                                        --------                 --------

8. In the normal course of business, the Company is liable for contract completion and product performance. In addition, the Company is in receipt of notifications from various environmental agencies that conditions at a number of sites where hazardous wastes were disposed of by the Company and other persons may require cleanup and other possible remedial action. In the opinion of management, these obligations will not materially affect the Company's financial position or results of operations.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND OPERATING RESULTS

OVERVIEW

For the first six months of fiscal 1997, net income was $174.4 million, or $1.12 per share, compared with $136.4 million, or $.89 per share, for the fist six months of fiscal 1996. The increase was attributable to strong earnings in the Disposable and Specialty Products and Fire and Safety Services groups as well as increased income in the Flow Control Products group.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1997 COMPARED TO SECOND QUARTER OF FISCAL 1996:

Sales increased 30% during the second quarter of fiscal 1997 to $1.61 billion from $1.24 billion in the second quarter of fiscal 1996. Sales of the Disposable and Specialty Products group increased $157.3 million to $506.0 million, or 45%, due to increased sales at Kendall, Ludlow, and Armin, as well as the inclusion of Carlisle Plastics ("Carlisle") acquired in September 1996. Sales of the Fire and Safety Services group increased $155.6 million to $651.6 million, or 31%, reflecting increased sales in each geographic region of the contracting businesses, as well as the inclusion of Thorn Security
Group ("Thorn"), acquired in July 1996, and Earth Technology Corporation ("Earth Tech"), acquired in January 1996. Sales of the Flow Control Products group increased $58.5 million to $334.7 million, or 21%, principally reflecting increased volume at Europe's Flow Control operations, which include businesses acquired in the second quarter of fiscal 1997, and at Mueller, which includes businesses acquired in the first quarter of fiscal 1997. Sales of the Electrical and Electronic Components group were down slightly with increased sales at the Printed Circuit Group operations offset by decreased sales at Simplex.

For the second quarter of fiscal 1997, as compared to the second quarter of fiscal 1996, operating profits of the Disposable and Specialty Products group increased $22.2 million to $88.8 million, or 33%, due primarily to higher earnings at Kendall and Ludlow, as well as the inclusion of Carlisle. Operating profits of the Fire and Safety Services group increased $14.3 million to $46.6 million, or 44%, due to higher margins in contracting primarily in North America and Asia, and the inclusion of Thorn and Earth Tech. Operating profits of the Flow Control Products group increased $7.0 million to $32.2 million, or 28%, due to increased earnings at each of the group's operations, which include businesses acquired in the first and second quarters. Operating profits of the Electrical and Electronic Components group increased slightly to $22.5 million, due principally to higher earnings at the Printed Circuit Group and at Allied's electrical conduit operations, partially offset by a decrease at Simplex.

The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the second quarter of fiscal 1997 as compared to the same period of fiscal 1996 was not material.

Interest expense increased during the second quarter of fiscal 1997 from the second quarter of fiscal 1996 due to higher average debt balances resulting principally from the effect of acquisitions.

FIRST SIX MONTHS OF FISCAL 1997 COMPARED WITH FIRST SIX MONTHS OF FISCAL 1996:

Sales during the first six months of fiscal 1997 were $3.09 billion, a 26% increase over fiscal 1996 sales of $2.46 billion. Sales of the Disposable and Specialty Products group increased $243.9 million to $946.7 million, or 35%, due to increased sales principally at Kendall, Ludlow and Armin, as well as the inclusion of Carlisle from September 1996. Sales of the Fire and Safety Services group increased $297.8 million to $1.25 billion, or 31%, due to increased sales in the contracting business in each geographic region as well as the inclusion of Thorn and Earth Tech. Sales of the Flow Control Products group increased $91.9 million to $656.1 million, or 16%, reflecting higher volume at Europe Flow Control, including businesses acquired in the second quarter of fiscal 1997, as well as from Mueller, including businesses acquired in the first quarter of fiscal 1997, and Grinnell's distribution operations. Sales of the Electrical and Electronic Components group decreased slightly to $236.5 million resulting principally from lower sales of underwater communications cable systems at Simplex partially offset by increased sales at the Printed Circuit Group operations.

For the first six months of fiscal 1997 as compared to the first six months of fiscal 1996, operating profits of the Disposable and Specialty Products group increased $40.0 million to $170.2 million, or 31%, reflecting higher earnings at Kendall, Ludlow and Armin, as well as the inclusion of Carlisle from September 1996. Operating profits of the Fire and Safety Services group rose $31.7 million to $89.0 million, or 55%, due principally to higher margins at fire protection operations in each geographic region, as well as the inclusion of Thorn and Earth Tech. The operating profits of the Flow Control Products group increased $11.2 million to $62.9 million, or 22%, resulting principally from increased earnings at Allied, Mueller and European distribution operations, including businesses acquired during fiscal 1997. Operating profits of the Electrical and Electronic Components group increased $.5 million to $43.3 million, or 1%, due to increased earnings at the Printed Circuit Group operations and Allied's electrical conduit operations, partially offset by decreased earnings at Simplex.

The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the first six months of fiscal 1997 as compared to the same period of fiscal 1996 was not material.

Interest expense increased $22.5 million to $52.8 million during the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 due principally to higher average debt balances, resulting from the effect of acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $165.8 million during the first six months of fiscal 1997. The significant changes in working capital accounts were an increase of $62.7 million in inventory and a $106.1 million decrease in accounts payable and accrued expenses. Net changes in other working capital accounts were not significant during the period.

During the first six months of fiscal 1997, the Company used cash to (i) acquire a U.S. and a German Disposable and Specialty Products company, a U.K. based and a German based Fire and Safety Services company, three Australian Fire and Safety Services companies, three European Flow Control companies, two U.S. Flow Control companies, and a U.S. Electrical and Electronic Components company, for an aggregate of $773.0 million, including $501.9 million in cash, 3.1 million shares of the Company's common stock, valued at $116.1 million, and the assumption of $155.0 million in debt; (ii) purchase $100.4 million of property and equipment; (iii) pay dividends of $15.4 million, and (iv) reacquire shares for $5.3 million.

At December 31, 1996 the Company's total debt was $1.26 billion as compared to $639.4 million at June 30, 1996. The increase resulted from the acquisitions discussed above, partially offset by net operating cash flows.

Shareholders' equity was $2.23 billion, or $14.22 per share, at December 31, 1996, compared to $1.94 billion, or $12.67 per share, at June 30, 1996. The increase is due primarily to net income of $174.4 million and the issuance of the Company's shares for the Carlisle acquisition. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 36% at December 31, 1996 and 25% at June 30, 1996.

In October 1996 the Company issued $300 million principal amount of 6.5% notes due 2001. The net proceeds were used to redeem debt assumed in the Carlisle acquisition, as well as to reduce certain amounts outstanding under the Company's credit agreement and uncommitted lines of credit. The Company believes that its funding sources are adequate for its anticipated capital and operating requirements through expected cash flows from operations and established financing arrangements.

In January 1997 the Company filed a shelf registration to enable it to offer from time to time unsecured debt securities or shares of common stock, or any combination of the foregoing, at an aggregate initial offering price not to exceed $900 million. The Securities and Exchange Commission has declared the shelf registration effective. The Company intends to file a Prospectus Supplement in February 1997 to offer 8,500,000 shares of Common Stock.
The net proceeds from the sale are to be used to repay indebtedness incurred for previous acquisitions.

Working capital requirements for the remainder of fiscal 1997 are not expected to significantly exceed fiscal 1996 levels. The level of capital expenditures is expected to increase in fiscal 1997 as compared to fiscal 1996 due to recent acquisitions as well as certain capital projects in process, and the source of funds for such expenditures is expected to be cash from operations.

Subsequent to December 31, 1996, the Company utilized cash on hand as well as its existing financing arrangements to complete the acquisitions of ElectroStar, Inc., Sempell Valve Group and American Tube and Pipe Co., Inc. for cash totaling approximately $266 million.

BACKLOG

The backlog of unfilled orders was approximately $1.40 billion at December 31, 1996 and $1.15 billion at June 30, 1996. Backlog increased in the Company's Disposable and Specialty Products, Fire and Safety Services, and Flow Control Products segments, partially offset by a decrease in the Electrical and Electronic Components segment. Within Fire and Safety Services, backlog increased in each geographic region as well as from the acquisition of Thorn. Within Electrical and Electronic Components, a decrease at Simplex was partially offset by increases at the Printed Circuit Group.

                             PART II - OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting on October 22, 1996, shareholders voted on the following items:

i) To elect eight directors to hold office until the 1997 Annual Meeting of Shareholders.:

     A total of 128,163,631 shares were voted for, and 764,545 shares were voted against, each of the eight directors as a group. Votes withheld against individual directors were as follows: L. Dennis Kozlowski - 295,392 votes, Joshua M. Berman - 267,785 votes, Richard
     S. Bodman - 11,035 votes, John F. Fort - 284,274 votes, Stephen W. Foss - 3,283 votes, Richard A. Gilleland - 14,235 votes, Philip M. Hampton - 3,215 votes, and Frank E. Walsh, Jr. - 3,340 votes. There were no absentions or broker non-votes.

ii) To increase the number of authorized shares of the Company's common stock from 180,000,000 shares to 500,000,000 shares:

     A total of 93,103,750 shares were voted for, and 35,607,220 shares were voted against the proposal. There were 217,206 abstentions and no broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     11 - Earnings Per Share Computation
     27 - Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K dated October 29, 1996 to put on file an Underwriting Agreement, Form of Note and consent of Coopers & Lybrand L.L.P. in connection with its sale of $300 million 6.5% Notes due 2001 through J.P. Morgan Securities, Inc.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              TYCO INTERNATIONAL LTD.



                              /s/ Mark H. Swartz
                              --------------------------------------
                              Mark H. Swartz
                              Vice President - Chief Financial Officer
                              (Principal Accounting and Financial Officer)




Date:  February 13, 1997

                               TYCO INTERNATIONAL LTD.

                                  INDEX TO EXHIBITS



EXHIBIT NO.

     11   Earnings Per Share Computation

     27   Financial Data Schedule