Form 10-Q
period 1997-03-31
TYCO INTERNATIONAL LTD
filed 1997-05-14
CIK 100441

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                       ------------------------------------

            FORM 10-Q [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM      TO
                                                    -----    -------
                                     1-5482
                             (Commission File Number)
                 ----------------------------------------------

                              TYCO INTERNATIONAL LTD.
              (Exact name of registrant as specified in its charter)



     Massachusetts                                   04-2297459
 (State of Incorporation)                           (IRS Employer
                                                Identification Number)


                     One Tyco Park, Exeter, New Hampshire 03833
               (Address of registrant's principal executive office)

                                 603-778-9700
                       (Registrant's telephone number)
                 -----------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

   The number of shares of common stock outstanding as of May 9, 1997 was 168,357,982.

                            TYCO INTERNATIONAL LTD.

                               INDEX TO FORM 10-Q

                                                                                                                PAGE
                                                                                                                -----
Part I--Financial Information:
  Item 1--Financial Statements -

    Consolidated Balance Sheets--March 31, 1997 and June 30, 1996..........................................         1-2

    Consolidated Statements of Income for the Third Quarter and Nine Months ended March 31, 1997 and
     1996..................................................................................................           3

    Consolidated Statements of Changes in Shareholders' Equity for the Nine Months ended March 31, 1997 and
     1996..................................................................................................           4

    Consolidated Statements of Cash Flows for the Nine Months ended March 31, 1997 and 1996................           5

    Notes to Consolidated Financial Statements.............................................................           6

  Item 2--Management's Discussion and Analysis of Financial Condition and Operating Results................          10

Part II--Other Information:

  Item 6--Exhibits and Reports on Form 8-K.................................................................          14


                                 PART I--FINANCIAL INFORMATION

                                 ITEM 1--FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                      (UNAUDITED)
(IN THOUSANDS)                                                                       MARCH 31, 1997  JUNE 30, 1996
-----------------------------------------------------------------------------------  --------------  -------------
Current Assets:
Cash and cash equivalents..........................................................   $     63,204    $    69,404
Receivables, less allowance for doubtful accounts of $63,334 in fiscal 1997 and
  $36,672 in fiscal 1996...........................................................        956,874        688,741
Contracts in process...............................................................        125,118        130,473
Inventories........................................................................        839,884        608,526
Deferred income taxes..............................................................        147,468        126,282
Prepaid expenses and other current assets..........................................         92,872         72,098
                                                                                     --------------  -------------
                                                                                         2,225,420      1,695,524
                                                                                     --------------  -------------
Property, Plant and Equipment:
Land...............................................................................         46,413         37,560
Buildings..........................................................................        408,476        320,034
Machinery and equipment............................................................      1,129,463        934,918
Leasehold improvements.............................................................         33,025         22,658
Construction in progress...........................................................        121,616         52,289
Accumulated depreciation...........................................................       (741,362)      (641,717)
                                                                                     --------------  -------------
                                                                                           997,631        725,742
                                                                                     --------------  -------------
Goodwill and Other Intangible Assets...............................................      2,071,453      1,232,617

Reorganization Value in Excess of Identifiable Assets..............................         97,778        102,591

Deferred Income Taxes..............................................................         61,909         69,823

Other Assets.......................................................................        152,065        127,639
                                                                                     --------------  -------------
Total Assets.......................................................................   $  5,606,256    $ 3,953,936
                                                                                     --------------  -------------
                                                                                     --------------  -------------

See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)                                                     MARCH 31, 1997  JUNE 30, 1996
-----------------------------------------------------------------------------------  --------------  -------------
Current Liabilities:
Loans payable and current maturities of long-term debt.............................   $    115,726    $   127,822
Accounts payable...................................................................        598,224        470,819
Accrued expenses...................................................................        706,017        506,270
Contracts in process--billings in excess of costs..................................        147,988         89,640
Income taxes.......................................................................        103,630         84,196
Deferred income taxes..............................................................         12,038         13,063
                                                                                     --------------  -------------
                                                                                         1,683,623      1,291,810
                                                                                     --------------  -------------
Long-term Debt.....................................................................        838,232        511,622

Other Liabilities..................................................................        212,908        192,839

Deferred Income Taxes..............................................................         25,755         19,226

Commitments and Contingencies

Shareholders' Equity:

Preferred stock, $1 par value, authorized 2,000,000 shares; none outstanding.......        --             --
Common stock, $.50 par value, authorized 500,000,000 shares; outstanding
  166,829,391 shares in fiscal 1997 and 152,977,282 shares in fiscal 1996, net of reacquired shares of 12,998,106 in fiscal 1997 and 16,024,221 in fiscal 1996 (at
  cost)............................................................................         83,414         76,488
Capital in excess of par value, net of deferred compensation of $25,151 in fiscal
  1997 and $11,500 in fiscal 1996..................................................      1,312,508        627,985
Currency translation adjustment....................................................        (75,787)       (34,571)
Retained earnings..................................................................      1,525,603      1,268,537
                                                                                     --------------  -------------
                                                                                         2,845,738      1,938,439
                                                                                     --------------  -------------
Total Liabilities and Shareholders' Equity.........................................   $  5,606,256    $ 3,953,936
                                                                                     --------------  -------------
                                                                                     --------------  -------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


             FOR THE PERIODS ENDED MARCH 31,                  FISCAL THIRD QUARTER         FISCAL NINE MONTHS
                      1997 AND 1996                        --------------------------  --------------------------
          (IN THOUSANDS EXCEPT PER SHARE DATA)                 1997          1996          1997          1996
---------------------------------------------------------  ------------  ------------  ------------  ------------
Sales....................................................  $  1,654,241  $  1,257,619  $  4,746,297  $  3,717,706
                                                           ------------  ------------  ------------  ------------
Costs and Expenses:

Cost of sales............................................     1,194,536       910,078     3,439,645     2,715,724
Selling, general and administrative......................       264,764       195,378       768,380       586,260
Interest.................................................        20,131        16,309        72,888        46,646
                                                           ------------  ------------  ------------  ------------
                                                              1,479,431     1,121,765     4,280,913     3,348,630
                                                           ------------  ------------  ------------  ------------
Income before income taxes...............................       174,810       135,854       465,384       369,076

Income taxes.............................................       (68,106)      (56,380)     (184,310)     (153,167)
                                                           ------------  ------------  ------------  ------------
Net Income...............................................  $    106,704  $     79,474  $    281,074  $    215,909
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net Income Per Share.....................................  $        .67  $        .52  $       1.79  $       1.41
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Cash dividends per common share..........................  $        .05  $        .05  $        .15  $        .15
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Common equivalent shares.................................       159,841       152,791       157,300       152,809
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months ended March 31, 1997 and 1996


                                                           COMMON STOCK    CAPITAL IN    CURRENCY
                                                             $.50 PAR      EXCESS OF    TRANSLATION    RETAINED
(IN THOUSANDS)                                                 VALUE       PAR VALUE    ADJUSTMENT     EARNINGS
---------------------------------------------------------  -------------  ------------  -----------  ------------
Balance at June 30, 1995.................................    $  76,366    $    582,450   $  (9,451)  $    985,316
Net income...............................................                                                 215,909
Dividends................................................                                                 (22,900)
Restricted stock grants, cancellations, tax benefits and
  other..................................................          (17)         22,911
Warrants, options exercised..............................           12             188
Currency translation adjustment..........................                                  (19,884)
Amortization of deferred compensation....................                        7,543
Common stock reacquired..................................         (101)         (6,769)
                                                           -------------  ------------  -----------  ------------
Balance at March 31, 1996................................    $  76,260    $    606,323   $ (29,335)  $  1,178,325
                                                           -------------  ------------  -----------  ------------
                                                           -------------  ------------  -----------  ------------
Balance at June 30, 1996.................................    $  76,488    $    627,985   $ (34,571)  $  1,268,537

Net income...............................................                                                 281,074
Dividends................................................                                                 (24,008)
Restricted stock grants, cancellations, tax benefits and
  other..................................................          283           1,749
Warrants, options exercised..............................          141           6,341
Currency translation adjustment..........................                                  (41,216)
Amortization of deferred compensation....................                        8,411
Sale of common stock.....................................        5,000         556,027
Issuance of treasury stock for acquisition...............        1,537         114,515
Other treasury stock transactions, net...................          (35)         (2,520)
                                                           -------------  ------------  -----------  ------------
Balance at March 31, 1997................................    $  83,414    $  1,312,508   $ (75,787)  $  1,525,603
                                                           -------------  ------------  -----------  ------------
                                                           -------------  ------------  -----------  ------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                          FOR THE NINE MONTHS ENDED MARCH 31,
                                     (IN THOUSANDS)                                          1997         1996
----------------------------------------------------------------------------------------  -----------  -----------
Cash Flows From Operating Activities:
Net income..............................................................................  $   281,074  $   215,909
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation..........................................................................       90,152       69,647
  Amortization..........................................................................       52,534       37,048
  Deferred income taxes.................................................................       39,966       38,330
  Provision for losses on accounts receivable and inventory writedowns..................       28,817       20,647
  Changes in assets and liabilities net of the effects of acquisitions:
    Increase in accounts receivable and contracts in process............................      (34,794)     (62,017)
    Increase in inventory...............................................................     (105,963)     (27,101)
    Decrease in accounts payable and accrued expenses...................................     (130,194)     (77,938)
    Increase in income taxes payable....................................................       10,553        7,540
    Other...............................................................................       (3,273)       4,195
                                                                                          -----------  -----------
  Net cash provided by operating activities.............................................      228,872      226,260
                                                                                          -----------  -----------
Cash Flows From Investing Activities:

Capital expenditures....................................................................     (151,431)     (90,215)
Purchase of businesses, net of cash acquired............................................     (784,148)    (245,318)
Proceeds from sale of acquired assets...................................................      --            49,768
                                                                                          -----------  -----------
  Net cash used in investing activities.................................................     (935,579)    (285,765)
                                                                                          -----------  -----------
Cash Flows From Financing Activities:

Proceeds from long-term debt............................................................      298,490      --
(Payments on) proceeds from lines of credit.............................................     (136,913)      84,671
Proceeds from sale of common stock......................................................      561,027      --
Dividends paid..........................................................................      (23,270)     (22,900)
Issuance of stock and warrants..........................................................        6,482          200
Common stock reacquired.................................................................       (5,309)      (6,870)
                                                                                          -----------  -----------
  Net cash provided by financing activities.............................................      700,507       55,101
                                                                                          -----------  -----------
Decrease in cash and cash equivalents...................................................       (6,200)      (4,404)
Cash and cash equivalents at beginning of year..........................................       69,404       66,021
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $    63,204  $    61,617
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

2. During the first nine months of fiscal 1997 the Company acquired companies in each of its business segments for an aggregate of $1.06 billion, including $784.1 million in cash, approximately 3.1 million shares of the Company's common stock, valued at $116.1 million, and the assumption of approximately $155.0 million in debt. The cash portion of the consideration for the acquisitions was provided by cash on hand and borrowings under the Company's credit agreement and uncommitted lines of credit. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $863.2 million in goodwill was recorded by the Company, which reflects, for each acquisition, the excess of the purchase price, liabilities assumed and additional purchase liabilities recorded over the fair value of assets acquired. Additional purchase liabilities included approximately $34.6 million for transaction and other direct costs, $38.7 million for severance costs and $27.6 million for costs associated with the shut down and consolidation of certain acquired facilities. At March 31, 1997 liabilities for approximately $16.6 million in transaction and other costs, $27.1 million in severance costs and $22.8 million for facility related costs associated with fiscal 1997 acquisitions remained on the balance sheet, and liabilities for approximately $8.7 million in severance costs and $4.1 million for facility related costs associated with fiscal 1996 acquisitions remained on the balance sheet.

3. On March 17, 1997, the Company entered into a definitive merger agreement pursuant to which Tyco will effectively acquire ADT Limited ("ADT"), an installer and servicer of electronic security systems, in a stock for stock transaction. A subsidiary of ADT will merge with and into Tyco, and Tyco shareholders will receive one share of ADT for each Tyco share they currently hold. ADT shareholders, through a reverse stock split, will receive 0.48133 of an ADT share for each ADT share they currently hold. ADT will be renamed Tyco International Ltd. ("New Tyco"). Immediately following the closing of the transaction former Tyco shareholders will own approximately 64% of the outstanding shares of New Tyco and ADT shareholders will own approximately 36% of the outstanding shares of New Tyco. The transaction, which will be taxable to Tyco shareholders and accounted for as a pooling of interests, is contingent upon customary regulatory review and approval by the shareholders of both companies. The Boards of Directors of both companies have approved the transaction, which is expected to close on or about June 30, 1997.

     On April 11, 1997, the Company entered into an agreement with AT&T to acquire its submarine systems business ("SSI") for cash of approximately $850.0 million. SSI is a world leader in the design, development, manufacture, installation, supply and maintenance of undersea fiber optic telecommunication cable systems. The acquisition will be accounted for as a purchase and is expected to close in June 1997.

     On May 13,1997, the Company entered into a definitive merger agreement pursuant to which Tyco will acquire INBRAND in a stock for stock transaction valued at approximately $320 million. INBRAND manufactures and distributes adult incontinence products, as well as feminine hygiene products and disposable baby diapers to hospitals, retail and alternate care sites throughout North America and Europe. The acquisition, which will be accounted for as a pooling of interests, will be structured with INBRAND shareholders receiving 0.43 shares of Tyco stock for each share of INBRAND stock outstanding. The transaction is contingent upon customary regulatory review and approval by the INBRAND shareholders. The transaction is expected to close following the completion of the aforementioned transaction with ADT.

4. LONG-TERM DEBT IS AS FOLLOWS:

                                                                                             MARCH 31,   JUNE 30,
(IN THOUSANDS)                                                                                  1997       1996
-------------------------------------------------------------------------------------------  ----------  ---------
Credit agreement...........................................................................  $   --      $  --
Uncommitted lines of credit................................................................      57,400     91,000
8.125% public notes due 1999...............................................................     144,941    144,924
6.5% public notes due 2001.................................................................     298,567     --
6.375% public notes due 2004...............................................................     104,445    104,386
9.5% public debentures due 2022............................................................     199,604    199,592
8.0% public debentures due 2023............................................................      49,961     49,960
Other......................................................................................      99,040     49,582
                                                                                             ----------  ---------
                                                                                                953,958    639,444
Less current portion and loans payable.....................................................     115,726    127,822
                                                                                             ----------  ---------
                                                                                             $  838,232  $ 511,622
                                                                                             ----------  ---------
                                                                                             ----------  ---------

     Under the Company's credit agreement with a group of commercial banks, which was renegotiated in December 1996, the Company has the right to borrow $300 million or a portion thereof until December 2001 for its general corporate purposes. The principal amount then outstanding will be due and payable at that time. Interest payable on borrowings is variable based upon the Company's option of selecting either a Eurodollar rate plus 0.21%, a certificate of deposit rate plus 0.335%, or a base rate, as defined.

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

5. The Company has an agreement under which it sells participating interests in a defined pool of trade accounts receivable. The proceeds of sale are less than the face amount of accounts receivable sold by an amount which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount of receivables sold during the third quarter of fiscal 1997 and fiscal 1996 was $3.0 million and $2.8 million, respectively. The discount from the face amount of receivables sold during the first nine months of fiscal 1997 and 1996 was $9.2 million and $9.5 million, respectively. These amounts have been included in selling, general and administrative expense in the Company's Consolidated Statements of Income.

6. Selected information for the Company's four industry segments is as follows (in thousands):


                                                              THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                                   MARCH 31,                   MARCH 31,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Sales:

Disposable and Specialty Products........................  $    499,605  $    357,734  $  1,446,351  $  1,060,600
Fire and Safety Services.................................       630,131       497,151     1,882,828     1,452,043
Flow Control Products....................................       379,439       276,193     1,035,548       840,364
Electrical and Electronic Components.....................       145,066       126,541       381,570       364,699
                                                           ------------  ------------  ------------  ------------
                                                           $  1,654,241  $  1,257,619  $  4,746,297  $  3,717,706
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Income Before Income Taxes:

Disposable and Specialty Products........................  $     89,828  $     75,397  $    260,075  $    205,615
Fire and Safety Services.................................        46,689        33,235       135,722        90,563
Flow Control Products....................................        41,987        28,441       104,885        80,152
Electrical and Electronic Components.....................        28,769        24,314        72,044        67,113
                                                           ------------  ------------  ------------  ------------
  Total operations.......................................       207,273       161,387       572,726       443,443
Interest expense.........................................       (20,131)      (16,309)      (72,888)      (46,646)
Corporate and other amounts..............................       (12,332)       (9,224)      (34,454)      (27,721)
                                                           ------------  ------------  ------------  ------------
                                                           $    174,810  $    135,854  $    465,384  $    369,076
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

7.  Inventories are classified as follows (in thousands):


                                                                                     MARCH 31, 1997  JUNE 30, 1996
                                                                                     --------------  -------------
  Purchased materials and manufactured parts.......................................    $  236,595     $   162,600
  Work in process..................................................................       143,765         108,733
  Finished goods...................................................................       459,524         337,193
                                                                                     --------------  -------------
                                                                                       $  839,884     $   608,526
                                                                                     --------------  -------------
                                                                                     --------------  -------------

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

9. In January 1997 the Company filed a shelf registration to enable it to offer from time to time unsecured debt securities or shares of common stock, or any combination of the foregoing, at an aggregate initial offering price not to exceed $900 million. The Securities and Exchange Commission has declared the shelf registration effective. In March 1997, the Company sold 10 million shares of common stock at $57.75 per share. The net proceeds from the sale of $561.0 million were used to repay indebtedness incurred for previous acquisitions. In April 1997, the company sold an additional 1.5 million shares at $57.75 per share and received net proceeds of $84.2 million.

10. The Financial Accounting Standards Board (the "FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The standard defines a fair value based method of accounting for employee stock options. The compensation expense arising from this method can be reflected in the financial statements or, alternatively, the pro forma net income and income per share effect of the fair value based accounting can be disclosed in the footnotes to the financial statements. The Company will adopt SFAS 123 in fiscal 1997 and expects to adopt the footnote disclosure alternative.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per
     Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The Company will adopt SFAS 128 in fiscal 1998 and has not yet determined its impact.

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND OPERATING RESULTS

OVERVIEW

For the first nine months of fiscal 1997, net income was $281.1 million, or $1.79 per share, compared with $215.9 million, or $1.41 per share, for the first nine months of fiscal 1996. The increase was attributable to strong earnings in each of the Company's business segments.

RESULTS OF OPERATIONS

Third Quarter of Fiscal 1997 Compared to Third Quarter of Fiscal 1996:

Sales increased 32% during the third quarter of fiscal 1997 to $1.65 billion from $1.26 billion in the third quarter of fiscal 1996. Sales of the Disposable and Specialty Products group increased $141.9 million to $499.6 million, or 40%, due to increased sales at Kendall, Ludlow, and Armin, as well as the inclusion of Carlisle Plastics ("Carlisle") acquired in September 1996. The increase in sales resulted principally from the Carlisle acquisition. Sales at Kendall increased primarily due to increased volume in the Polyken business. Armin's sales increased due to higher selling prices. Sales of the Fire and Safety Services group increased $133.0 million to $630.1 million, or 27%, reflecting increased sales in each geographic region of the contracting businesses, primarily due to an increase in the volume of service business, as well as the inclusion of Thorn Security Group ("Thorn") acquired in July 1996. Sales of the Flow Control Products group increased $103.2 million to $379.4 million, or 37%, principally reflecting increased volume at the European Flow Control operations, primarily from businesses acquired in the second and third quarters of fiscal 1997, and at Mueller, which includes businesses acquired in the first quarter of fiscal 1997, as well as increased volume in existing businesses. Sales of the Electrical and Electronic Components group increased $18.5 million to $145.1 million, or 15%, due to increased sales at the Printed Circuit Group operations primarily resulting from the operations of ElectroStar, Inc. ("ElectroStar"), acquired in January 1997, partially offset by decreased sales at Allied's electrical conduit operations and at Simplex, where there was a decrease in kilometers of cable shipped.

For the third quarter of fiscal 1997, as compared to the third quarter of fiscal 1996, operating profits of the Disposable and Specialty Products group increased $14.4 million to $89.8 million, or 19%, due primarily to higher earnings at Kendall, principally due to the Polyken business, and Ludlow, as well as the inclusion of Carlisle, which accounted for a substantial portion of the increased profits. Operating profits of the Fire and Safety Services group increased $13.5 million to $46.7 million, or 41%, due to higher margins in contracting, primarily in North America, Europe and Asia, and the inclusion of Thorn. The higher margins in contracting were the result of a higher mix of service work within the contracting businesses. Operating profits of the Flow Control Products group increased $13.5 million to $42.0 million, or 48%, due to increased earnings at each of the group's operations, which include businesses acquired in the first, second and third quarters. Increases in Europe Flow Control were primarily the result of acquisitions. Increases at Mueller and Grinnell's distribution operations were the result of margin increases and the impact of cost reductions. Operating profits of the Electrical and Electronic Components group increased $4.5 million to $28.8 million, or 18%, due principally to higher earnings at the Printed Circuit Group, including ElectroStar, partially offset by a decrease at Simplex and at Allied's electrical conduit operations.

The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the third quarter of fiscal 1997 as compared to the same period of fiscal 1996 was not material.

Interest expense increased $3.8 million to $20.1 million during the third quarter of fiscal 1997 from the third quarter of fiscal 1996 due to higher average debt balances for monies borrowed to make acquisitions.

FIRST NINE MONTHS OF FISCAL 1997 COMPARED WITH FIRST NINE MONTHS OF FISCAL 1996:

Sales during the first nine months of fiscal 1997 were $4.75 billion, a 28% increase over fiscal 1996 sales of $3.72 billion. Sales of the Disposable and Specialty Products group increased $385.8 million to $1.45 billion, or 36%, due to increased sales principally at Kendall, Ludlow and Armin, as well as the inclusion of Carlisle from September 1996. The increase in sales resulted principally from the Carlisle acquisition. Sales at Kendall increased primarily due to increased volume in both the Healthcare and Polyken businesses. Armin's sales increased due to higher selling prices. Sales of the Fire and Safety Services group increased $430.8 million to $1.88 billion, or 30%, due to increased sales in the contracting business in each geographic region, primarily due to an increase in the volume of service business, as well as the inclusion of Thorn and Earth Tech. Sales of the Flow Control Products group increased $195.2 million to $1.04 billion, or 23%, reflecting higher volume at Europe Flow Control, primarily from businesses acquired in the second and third quarters of fiscal 1997, as well as from Mueller, including businesses acquired in the first quarter of fiscal 1997, as well as increased volume in existing businesses, and Grinnell's distribution operations, where sales increased due to price increases. Sales of the Electrical and Electronic Components group increased $16.9 million to $381.6 million, or 5%, resulting principally from increased sales at the Printed Circuit Group operations, where approximately 60% of the Group's increase resulted from the acquisition of ElectroStar, partially offset by lower sales of underwater communications cable systems at Simplex, where there was a decrease in kilometers of cable shipped.

For the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996, operating profits of the Disposable and Specialty Products group increased $54.5 million to $260.1 million, or 27%, reflecting higher earnings at Kendall, resulting from the volume increases noted above, and Ludlow, as well as the inclusion of Carlisle from September 1996. Operating profits of the Fire and Safety Services group rose $45.2 million to $135.7 million, or 50%, due principally to higher margins at fire protection operations in each geographic region, as well as the inclusion of Thorn and Earth Tech. The higher margins in fire protection were the result of a higher mix of service work within the contracting businesses. The operating profits of the Flow Control Products group increased $24.7 million to $104.9 million, or 31%, resulting principally from increased earnings at Allied, Mueller and European distribution operations, including businesses acquired during fiscal 1997. Increases in Europe Flow Control were primarily the result of acquisitions. Increases at Allied and Mueller were the result of margin increases and the impact of cost reductions. Operating profits of the Electrical and Electronic Components group increased $4.9 million to $72.0 million, or 7%, due to increased earnings at the Printed Circuit Group operations and Allied's electrical conduit operations, partially offset by decreased earnings at Simplex.

The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for the first nine months of fiscal 1997 as compared to the same period of fiscal 1996 was not material.

Interest expense increased $26.2 million to $72.9 million during the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 due principally to higher average debt balances for monies borrowed to make acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $228.9 million during the first nine months of fiscal 1997. The significant changes in working capital accounts were an increase of $34.8 million in accounts receivable and contracts in process, $106.0 million in inventory and a $130.2 million decrease in accounts payable and accrued expenses. Net changes in other working capital accounts were not significant during the period.

During the first nine months of fiscal 1997, the Company used cash to (i) acquire companies in each of its business segments for an aggregate of $1.06 billion, including $784.1 million in cash, 3.1 million shares of the Company's common stock, valued at $116.1 million, and the assumption of $155.0 million in debt; (ii) purchase $151.4 million of property and equipment; (iii) pay dividends of $23.3 million, and (iv) reacquire shares for $5.3 million. The Company received net proceeds of $561.0 million from the sale of 10 million shares of common stock.

At March 31, 1997 the Company's total debt was $954.0 million as compared to $639.4 million at June 30, 1996. The increase resulted from the acquisitions discussed above, partially offset by net operating cash flows and the net proceeds from the sale of common stock.

Shareholders' equity was $2.85 billion, or $17.06 per share, at March 31, 1997, compared to $1.94 billion, or $12.67 per share, at June 30, 1996. The increase is due primarily to net income of $281.1 million, the issuance of the Company's shares for the Carlisle acquisition, and the sale of 10 million shares of common stock. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 25% both at March 31, 1997 and June 30, 1996.

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

In January 1997 the Company filed a shelf registration to enable it to offer from time to time unsecured debt securities or shares of common stock, or any combination of the foregoing, at an aggregate initial offering price not to exceed $900 million. The Securities and Exchange Commission has declared the shelf registration effective. In March 1997, the Company sold 10 million shares of common stock at $57.75 per share. The net proceeds from the sale of $561.0 million were used to repay indebtedness incurred for previous acquisitions. In April 1997, the Company sold an additional 1.5 million shares at $57.75 per share and received net proceeds of $84.2 million.

In April 1997 the company entered into an agreement with AT&T to acquire its submarine systems business for approximately $850.0 million in cash. The Company is in the process of establishing a commercial paper program and increasing bank credit facilities, which will be used to fund the purchase.

Working capital requirements for the remainder of fiscal 1997 are not expected to significantly exceed fiscal 1996 levels. The level of capital expenditures is expected to increase in fiscal 1997 as compared to fiscal 1996 due to recent acquisitions as well as certain capital projects in process, and the source of funds for such expenditures is expected to be cash from operations.

BACKLOG

The backlog of unfilled orders was approximately $1.53 billion at March 31, 1997 and $1.15 billion at June 30, 1996. Backlog increased in the Company's Disposable and Specialty Products, Fire and Safety Services, and Flow Control Products segments, partially offset by a decrease in the Electrical and Electronic Components segment. Within Fire and Safety Services, backlog increased in each geographic region as well as from the acquisition of Thorn. Within Electrical and Electronic Components, a decrease at Simplex was partially offset by increases at the Printed Circuit Group.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The standard defines a fair value based method of accounting for employee stock options. The compensation expense arising from this method can be reflected in the financial statements or, alternatively, the pro forma net income and income per share effect of the fair value based accounting can be disclosed in the footnotes to the financial statements. The Company will adopt SFAS 123 in fiscal 1997 and expects to adopt the footnote disclosure alternative.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The company will adopt SFAS 128 in fiscal 1998 and has not yet determined its impact.

                      PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10--Credit Agreement dated December 23, 1996
    11--Earnings Per Share Computation
    27--Financial Data Schedule

(b) Reports on Form 8-K

   The Company filed a Report on Form 8-K on March 4, 1997 to put on file the Underwriting Agreements in connection with its sale of 10 million shares of common stock through Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Lehman Brothers, Inc., and J.P. Morgan Securities, Inc.

   The Company filed a Report on Form 8-K on March 25, 1997 to put on file the Agreement and Plan of Merger, dated as of March 17, 1997, by and among ADT Limited, Limited Apache, Inc. and Tyco International Ltd.

   The Company filed a Report on Form 8-K on March 28, 1997 to put on file the audited financial statements of ADT Limited as of December 31, 1996 and 1995 and for the three years in the period ended December 31, 1996, the unaudited pro forma combined financial information giving effect to the merger of ADT Limited and Tyco International Ltd. as of and for the three years in the period ended December 31, 1996, and the consent of Coopers &
    Lybrand.

        Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    TYCO INTERNATIONAL LTD.

                                    /s/ Mark H. Swartz
                                    ---------------------------------
                                   Mark H. Swartz
                                   Vice President--Chief Financial Officer
                                   (Principal Accounting and Financial Officer)




Date: May 14, 1997

                           TYCO INTERNATIONAL LTD.

                             INDEX TO EXHIBITS


EXHIBIT NO.
-----------

    10        Credit Agreement dated December 23, 1996
    11        Earnings Per Share Computation
    27        Financial Data Schedule