Form 10-K405
period 1997-06-30
TYCO INTERNATIONAL LTD
filed 1997-09-29
CIK 100441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FORM                TO

                         COMMISSION FILE NUMBER 1-5482

                            ------------------------

                          TYCO INTERNATIONAL (US) INC.
                       (FORMERLY TYCO INTERNATIONAL LTD.)
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2297459
          (State or Incorporation)                           (I.R.S. Employer
                                                          Identification Number)

                         ONE TYCO PARK, EXETER, NEW HAMPSHIRE 03833
                   (Address of registrant's principal executive offices)
                                       (603) 778-9700
                              (Registrant's telephone number)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             Title of each class                           Name of each exchange
                    None                                    on which registered
                                                                   None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock outstanding as of September 19, 1997 was 1,000 shares, all of which are indirectly owned by Tyco International Ltd. (formerly ADT Limited.)

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Tyco International (US) Inc., formerly known as Tyco International Ltd., (the "Company" or "Tyco"), through its divisions and operating subsidiaries, engages in the manufacture and distribution of disposable medical supplies and other specialty products, the design, manufacture, installation and service of fire detection and suppression systems, and the manufacture and distribution of flow control products and electrical and electronic components. The Company maintains a strong leadership position in each of its segments of these markets. See Notes 12 and 13 to the Consolidated Financial Statements for certain consolidated segment and geographic financial data relating to the Company's businesses.

     As more fully described in Notes 1 and 17 to the Consolidated Financial Statements, subsequent to June 30, 1997 the Company merged with and became a wholly owned subsidiary of ADT Limited (subsequently renamed Tyco International Ltd.). Additionally, on July 1, 1997 the Company completed the acquisition of AT&T's submarine systems business. The merger with ADT Limited was accounted for as a pooling of interests. The information presented in this Form 10-K reflects only the historical information related to Tyco as of and for the period ended June 30, 1997. No adjustment or restatement has been reflected for the transactions described in Note 17.

I.  DISPOSABLE AND SPECIALTY PRODUCTS

     Tyco's Disposable and Specialty Products Group consists of Kendall International ("Kendall"), Ludlow Laminating and Coating, Armin Plastics ("Armin"), Carlisle Plastics, Inc. ("Carlisle"), Twitchell, and Accurate Forming. Kendall manufactures and distributes medical supplies, disposable medical products and adhesive products and tapes. Ludlow Laminating and Coating manufactures laminated and coated products. Armin manufactures polyethylene film and packaging products. Carlisle manufactures specialty packaging materials and garment hangers. Twitchell manufactures extrusion coated polyester yarns and woven fabrics and Accurate Forming manufactures deep-drawn metal parts.

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

     The Kendall Healthcare business unit markets a broad range of wound care, vascular therapy, urological care, incontinence care, anesthetic care and other products to U.S. and Canadian hospitals and alternate site health care customers. Kendall Healthcare is the industry leader in gauze production with its Kerlix(R) and Curity(R) brands. Kendall Healthcare's other core domestic product category consists of its vascular therapy products, principally anti-embolism stockings, marketed under the T.E.D.(R) brand name, sequential pneumatic compression devices sold under the SCD(TM) brand name and a venous plexus foot pump. Kendall Healthcare pioneered the pneumatic compression form of treatment and continues to be the dominant participant in the pneumatic compression and elastic stocking segments of the vascular therapy market.

     Kendall Healthcare also offers a range of other patient care products, including incontinent care products marketed primarily to nursing homes and other institutional providers of long term care, urological, wound care, surgical care and respiratory care products, a broad line of disposable medical supplies including respiratory, urology, nursing care products, airway management, temperature monitoring and specialty products serving patients in anesthesia, critical care and emergency medicine.

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

     Kendall International is responsible for the manufacturing, marketing, distribution and export of Kendall products in numerous countries worldwide. Kendall International's operations are organized primarily into three geographic regions -- Europe, Latin America and the Far East. Kendall International generally markets a range of products similar to those of Kendall Healthcare, although the mix of product lines varies from country to country. Kendall International markets directly to hospital and medical professionals and through independent distributors.

     The Kendall-Polyken division manufactures and markets specialty adhesive products and tapes for industrial applications, including external corrosion protection tape products for oil, gas and water pipelines. Other industrial applications include tapes used in the automotive industry for wire harness wraps, sealing and other purposes, and tapes used in the aerospace and heating and air conditioning (HVAC) industries. Kendall-Polyken also produces duct, foil, strapping, packaging and electrical tapes and spray adhesives for industrial and consumer markets worldwide and manufactures bandages and medical tapes for Kendall Healthcare and for others. Kendall's Betham division develops and markets pressure sensitive adhesives and coatings, principally for the automotive, medical and specialty markets.

     Kendall-Polyken generally markets its pipeline products directly, working with local manufacturers' representatives, international engineering and construction companies, and the owners and operators of pipeline transportation facilities. Kendall-Polyken sells its other industrial products either directly to major end users or through diverse distribution channels, depending on the industry being served.

     The Ludlow Technical Products division manufactures and sells a variety of disposable medical products, specialized paper and film products. These products include transcutaneous electrical nerve stimulation electrodes and related products which are used primarily in physical therapy and other forms of rehabilitative medicine, medical electrodes for EKGs and similar diagnostic tests, gels which are used with medical electrodes for testing and other monitoring purposes, hydrogel wound care products, neonatal electrodes, diagnostic and monitoring electrodes, electrotherapy electrodes and cable and lead wire. Ludlow Technical Products also produces adhesive tapes, pressure sensitive coated papers and films used for business forms and in printing applications, high quality facsimile paper and recording chart papers for medical and industrial instrumentation.

     These products are marketed primarily by the division's internal sales force. Competitors vary from small regional firms to larger firms that compete with Ludlow Technical Products on a national basis. Competition is on the basis of price and quality.

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

  Carlisle

     Carlisle is a leading producer of industrial and consumer plastic products. Carlisle's products include trash bags, flexible packaging, sheeting and garment hangers. Carlisle's trash bag products include institutional lines, as well as Carlisle's own national consumer brands. Sales are primarily in North America.

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

  Accurate Forming

     Accurate Forming manufactures deep-drawn metal parts, primarily barrels, caps and clips for pens and pencils and containers, caps and closures for cosmetics, pharmaceutical packaging and automotive applications. Accurate Forming sells its products on a direct basis through its internal sales force and also utilizes manufacturers' representatives. The Company competes with many small, independent deep-drawn metal manufacturers and plastic extruders, several of which have manufacturing locations in the Far East. Competition is on the basis of price.

II.  FIRE AND SAFETY SERVICES

     The Company is the largest contractor in the world for the design and installation of fire detection, suppression and sprinkler systems, and for the servicing of such systems. The Company is also a leading manufacturer and distributor of fire detection and suppression products.

     The Company's Grinnell subsidiary ("Grinnell"), which was founded in 1850, is the largest installer, manufacturer and supplier of automatic fire sprinkler and fire alarm and detection systems in North America. Wormald International Limited ("Wormald"), which was founded in 1889, operates as a major fire protection company with contracting, manufacturing and distribution operations throughout Western Europe and the Asia-Pacific region. Grinnell and Wormald, in combination, is the largest fire protection company in the world, forming a network of over 300 offices on five continents. The acquisition of Thorn Security Group ("Thorn") in July 1996 further expands the Company's worldwide position in the fire detection and security systems market.

  Contracting and Service

     The Company designs, fabricates, installs and services automatic fire sprinkler systems, fire alarm and detection systems, special hazard suppression systems and security systems in buildings and other installations. Grinnell's fire protection contracting and service business in North America operates through a network of offices located in the United States, Canada, Mexico, Latin America and Puerto Rico. Internationally, the Company engages in fire protection contracting and service through a network of offices in the United Kingdom, Continental Europe, Saudi Arabia, United Arab Emirates, Australia, New Zealand and Asia.

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

     Substantially all of the mechanical components (and, in North America, most of the pipe) used in the fire protection systems installed by the Company are manufactured by the Company. The Company also has fabrication plants worldwide that cut, thread and weld pipe, which is then shipped with other prefabricated components to job sites for installation. The Company has developed its own computer-aided-design technology that reduces the time required to design systems for specific applications and coordinates fabrication and delivery of system components. The Company also installs alarms, detection and activation devices and centralized monitors. With Thorn, the Company is now a major manufacturer of alarms, detection and activation devices and also operates central monitoring stations.

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

  Manufacturing and Distribution

     The Company manufactures most of the components used in its own fire protection contracting business, as well as a variety of products for sale to other fire protection contractors. In North America, the Company manufactures pipe and pipe fittings, fire hydrants, sprinkler heads and substantially all of the mechanical sprinkler components used in an automatic fire suppression system. In the United Kingdom, France, Germany and Asia-Pacific, the Company manufactures and sells sprinkler heads, specialty valves, fire doors and electronic panels for use in fire detection systems. In Mexico, the Company manufactures fire extinguishers, fire hose and related equipment. With the acquisition of Thorn, the Company now manufactures a complete line of alarm and detection equipment that is installed by the Company's units. Thorn's products are also sold to other alarm and detection installers.

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

     Fire protection products are sold through the Company's flow control products distribution network discussed in "Flow Control Products," below, and through independent distributors.

  Environmental Services

     The Earth Technology Corporation ("Earth Tech"), is a provider of a broad range of environmental, consulting and engineering services. The principal services of Earth Tech consist of full-spectrum environmental and hazardous waste management services, infrastructure design and construction services, facilities engineering and construction management services for institutional, civic, commercial and industrial clients, and contract operations and management services for water, waste water and remediation treatment facilities for municipal and industrial clients.

     Services are provided through a network of 40 offices located throughout North America. Earth Tech competes with a number of national, regional and local companies on the basis of price and breadth and quality of services.

III.  FLOW CONTROL PRODUCTS

     The Company's Flow Control Group manufactures and distributes flow control products in North America, Europe and Asia-Pacific. Flow control products include pipe, fittings, valves, meters and related products which are used to transport, control and measure the flow of liquids and gases. The Flow Control Group includes Grinnell, Allied Tube & Conduit ("Allied"), Mueller Co. ("Mueller") and a number of specialized manufacturers of valves, fittings and couplings.

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

     Over the past several years, the Company has expanded its worldwide manufacturing and distribution presence through a series of acquisitions and internal growth. In North America, Grinnell manufactures forged steel fittings and valves. In Switzerland, Neotecha manufactures Teflon lined specialty valves for use in highly corrosive environments. In the United Kingdom, Charles Winn (Valves) Ltd. and Hindle Cockburns manufacture specialty high performance butterfly valves and ball valves that are used principally in the oil and gas, chemical and processing industries. In Spain, Belgicast manufactures valves used for waterworks and other industrial applications. In Germany, the Sempell Valve Group manufactures and services specialty valves used in industrial and power generation applications. In Malaysia the Company manufactures couplings, fittings, steel tubing and metal framing products.

     In September 1996, the Company acquired Henry Pratt Co., James Jones Company and Edward Barber & Co. from Watts Industries, Inc. The three operations, located in the United States and the United Kingdom, are engaged in the manufacture and sale of valves, hydrants and fittings used primarily in water utility, wastewater treatment and power generation markets.

  Distribution

     The Company operates through a 45 branch distribution network for the sale of flow control and fire protection products in North America. Five Regional Distribution Centers ("RDC's") are strategically located in Georgia, Illinois, Pennsylvania, Texas and California to support the branches' product needs and to ship directly to customers. Each RDC stocks over 8,500 products. The Company's Worldwide Flow Control operations also stock and sell products through various distribution centers in Europe, Australia, New Zealand, the Middle East and Asia. In Europe, the Company distributes fire protection products, industrial valves and products for mechanical markets through warehouses located in the Netherlands, the United Kingdom, Germany and France. Products are sold principally to distributors and to fire protection contractors and in some instances to mechanical and industrial contractors and original equipment manufacturers. In the Asia-Pacific region, the Company distributes fire protection and flow control products through warehouses located in Australia, New Zealand and Singapore. Products are sold directly to fire protection and other contractors as well as to mechanical and industrial contractors and independent distributors. While distribution patterns vary, most centers stock an extensive line of valves, fittings, pipe and other products for fire protection systems, components for HVAC installations and water and gas distribution, and specialized valves and piping for the chemical, food, power and beverage processing industries.

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

  Simplex

     Simplex is the largest U.S. manufacturer of undersea fiber optic telecommunications cable. Simplex also manufacturers cable and cable assemblies for the U.S. Navy, underwater electric power cable and optical ground wire for use by power authorities and utilities, and electro-mechanical cable for unique field applications. Simplex's principal customer was AT&T-SSI, which accounted for approximately 79% of its revenues in fiscal 1997.

     On July 1, 1997 the Company acquired AT&T-SSI. The combination of Simplex and AT&T-SSI, to be known as Tyco Submarine Systems Ltd. ("TSSL"), will create a world leader in the design, development, manufacture, supply, installation and maintenance of underseas fiber optic telecommunications cable systems.

     Simplex, and now TSSL, competes on a worldwide basis primarily against two other entities: Alcatel-Alsthom, headquartered in France and KDD, located in Japan. Alcatel is vertically integrated and produces its own cable and KDD utilizes a Japanese cable manufacturer.

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

BACKLOG

     At June 30, 1997, the Company had a backlog of unfilled orders of approximately $1.49 billion, compared to a backlog of approximately $1.15 billion as of June 30, 1996. The Company expects that approximately 95% of its backlog at June 30, 1997 will be filled during the next year.

     Backlog by industry segment is as follows (in millions of dollars):

                                                                   JUNE 30, 1997   JUNE 30, 1996
                                                                   -------------   -------------
    Disposable and Specialty Products............................     $   71.4        $   59.5
    Fire and Safety Services.....................................      1,086.3           724.2
    Flow Control Products........................................        170.6            97.2
    Electrical and Electronic Components.........................        162.0           267.5
                                                                      --------        --------
                                                                      $1,490.3        $1,148.4
                                                                      ========        ========

     The increase in backlog in the Fire and Safety Services segment is primarily due to increased orders in each geographic region as well as from the inclusion of Thorn in fiscal 1997. Within the Flow Control segment, the increase was primarily due to increases in the European Flow Control operations. Within the Electrical Components segment, increases at the Printed Circuit Group were offset by a decrease at Simplex. Simplex normally sells cable under long-term multi-million dollar contracts, and the amount of its backlog as of any date is affected by contract issuance for major systems and by timing of completion of such underwater communications cable systems.

     Sales to agencies of the United States government or for governmental use have been significant for Earth Tech, but are not significant for the Company as a whole.

PROPERTIES

     The Company's operations are conducted in facilities throughout the world aggregating some 30 million square feet of floor space, of which approximately 19 million square feet is owned and approximately 11 million square feet is leased. These facilities house manufacturing and warehousing operations as well as sales, engineering and administrative offices.

     The Company's Disposable and Specialty Products group has manufacturing facilities at locations in North America, the United Kingdom, Germany, Mexico, China, Thailand and Malaysia. 7 million square feet is owned and 3 million square feet is leased.

     Within Fire and Safety Services, the fire protection contracting and service business operates through a network of offices located in North America, the United Kingdom, Ireland, France, Spain, Belgium, the Netherlands, Germany, Italy, Austria, Hungary, Switzerland, Denmark, Norway, Sweden, United Arab Emirates, Saudi Arabia, Australia, New Zealand, Hong Kong, Singapore, Taiwan, Malaysia, Thailand, Vietnam and Indonesia. Manufacturing of fire protection components occurs in North America, the United Kingdom, Germany, Australia, New Zealand and Malaysia. The environmental services business operates through a network of offices throughout North America. The Company owns 2 million square feet and leases 5 million square feet.

     Flow Control products are manufactured at locations in North America, the United Kingdom, Germany, Switzerland, Spain and Malaysia. The Company distributes products in North America through a branch distribution network and 5 regional distribution centers. The Company also stocks and sells products through warehouse and distribution centers in the Netherlands, the United Kingdom, Germany, France, Australia, New Zealand and Singapore. The Company owns 8 million square feet and leases 4 million square feet.

     Electrical and Electronic Components has manufacturing locations in the United States. The Company owns 1 million square feet and leases 0.1 million square feet.

     In the opinion of management, the Company's properties and equipment generally are in good operating condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Notes to Consolidated Financial Statements for a description of the Company's rental obligations.

RESEARCH AND DEVELOPMENT

     The amounts expended for company sponsored research and development were $32.9 million, $32.9 million and $32.0 million during fiscal 1997, 1996 and 1995, respectively. Customer funded research and development expenditures were $0.5 million, $0.6 million and $1.4 million in fiscal 1997, 1996 and 1995, respectively.

     Approximately 340 full-time scientists, engineers and other technical personnel are engaged in product research and development activities.

     Research activity in fire and safety services and flow control products is related to improvements in hydraulic design which controls the motion of fluids resulting in new sprinkler devices and flow control products. Activity at Simplex involves the continuing design and development of the processes for the next generation of underwater fiber optic cable with AT&T, Inc. Research and development activity at the specialty packaging companies involves new product applications while Allied and the Printed Circuit Group are principally involved with process development. Kendall focuses on acquiring rights to new products and technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies.

RAW MATERIALS

     The Company is one of the largest buyers of steel and of plastic resin in the United States. Other principal materials include scrap iron of various types and grades, copper, brass, plastic, polyethylene resin and film, polypropylene, electronic components, chemicals and additives, thin and flexible copper clad materials, paper, ink, foil, adhesives, cloth, wax, pulp, cotton and latex. A portion of Fire and Safety Services and Flow Control Products' materials, principally certain valves and fittings, are purchased for distribution or for installation in fire protection systems. Materials are purchased both in the United States and abroad from a large number of independent sources. There have been no shortages in materials which have had a material adverse effect on the Company's business.

PATENTS AND TRADEMARKS

     The Company owns a number of patents (principally relating to healthcare and specialty products, fire protection devices, flow control products, pipe and tubing manufacture, cable manufacture) and trademarks, and is a licensee under a number of patents. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management, the loss of any single patent or group of patents would not materially affect the conduct of the business in any of the Company's segments. The patents and licenses have remaining lives of from one to seventeen years. Kendall sells certain products under tradenames owned by its suppliers and packages certain products under customer trademarks and labels.

EMPLOYEES

     The Company employed approximately 51,400 persons at June 30, 1997, of whom approximately 49% were employed outside of North America. The Company has collective bargaining agreements with labor unions covering approximately 7,100 employees at certain of its domestic operations and 6,200 employees in its European and Asia-Pacific businesses. While the Company believes that its relations with the labor unions and with its employees are generally satisfactory, a number of local unions affiliated with the United Association of Plumbers and Pipefitters, representing 64% of Grinnell Fire Protection North American union employees, are on strike. See discussion under "Fire and Safety Services" above.

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

     The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these issues in an aggregate amount in the range of $9.8 million to $38.0 million. At June 30, 1997 the Company has concluded that the most probable amount which will be incurred within this range is $17.8 million and such amount is included in the caption "accrued expenses" in the accompanying consolidated balance sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $17.8 million, the Company has concluded that its payment of such estimated amounts will not have a material adverse effect on its consolidated financial position or results of operations or liquidity.

ITEM 2.  PROPERTIES

     See "Business -- Properties" for information relating to Tyco's owned and leased property.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings. See also the discussions under Item 1 -- Environmental Matters, and Footnote 7 to the Consolidated Financial Statements -- Income Taxes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information required by this item is omitted pursuant to General Instruction I (2)(c) of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock was listed on the New York Stock Exchange prior to the merger with ADT Limited. The quarterly high and low sales prices of the Common Stock and the quarterly dividends per share declared on the Common Stock were as follows: (The prices and dividends below have been restated to reflect a two-for-one stock split effected in the form of a stock dividend which was distributed on November 14, 1995.)

                         FISCAL 1997                              FISCAL 1996
             ------------------------------------     ------------------------------------
              MARKET PRICE RANGE                       MARKET PRICE RANGE
             ---------------------      DIVIDEND      ---------------------      DIVIDEND
 QUARTER       HIGH         LOW        PER SHARE        HIGH         LOW        PER SHARE
---------    --------     --------     ----------     --------     --------     ----------
First        $44.8750     $35.5000        $.05        $31.6250     $26.6875        $.05
Second        56.0000      42.8750         .05         35.6250      29.5000         .05
Third         62.0000      51.7500         .05         39.2500      32.3750         .05
Fourth        71.8750      54.0000         .05         41.3750      35.1250         .05
                                          ----                                     ----
                                          $.20                                     $.20
                                          ====                                     ====

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

     Management's Discussion and Analysis of Financial Condition and Operating Results appears on pages 39 to 41 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and schedules are filed as part of this Annual Report:

     Financial Statements:

     Report of Independent Accountants

     Consolidated Balance Sheets - June 30, 1997 and 1996

     Consolidated Statements of Income for each of the three years in the period ended June 30, 1997

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 1997

     Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1997

     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

     Report of Independent Accountants on Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is omitted pursuant to General Instruction I (2)(c) of Form 10-K.

ITEM 11.  MANAGEMENT REMUNERATION

     The information required by this item is omitted pursuant to General Instruction I (2)(c) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is omitted pursuant to General Instruction I (2)(c) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is omitted pursuant to General Instruction I (2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

         (a) (1) and (2) Financial Statements and Schedules -- see Item 8.

         (a) (3) Listing of Exhibits.

             (3) Articles of Organization and Bylaws.

                 i) Articles of Organization. (Incorporated by reference to Form 10-K for the year ended May 31, 1987.)

                 ii) Bylaws. (Incorporated by reference to Form 10-K for the year ended June 30, 1996.)

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

     Tyco International Ltd. Supplemental Executive Retirement Plan (Incorporated by reference to Form 10-K for the year ended June 30, 1995).

     364-Day Credit Agreement, Five-Year Credit Agreement, and Bridge Credit Agreement, each dated as of June 27, 1997. (Filed herewith.)

     Parent Guarantee Agreement dated as of July 2, 1997. (Filed herewith.)

         (11) Earnings Per Share Computation. (Filed herewith.)
         (21) Subsidiaries of the registrant. (Omitted pursuant to General Instruction I(2)(b) of Form 10-K.)
         (27) Financial Data Schedule (Filed herewith.)

     (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K on June 25, 1997 to put on file a revised opinion of counsel to replace Exhibit 8.1 in the ADT Limited ("ADT") Registration Statement on Form S-4 relating to the issuance of common shares of ADT in the merger of Limited Apache, Inc., a subsidiary of ADT, and Tyco.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TYCO INTERNATIONAL(US)INC.

                                  By             /s/ MARK H. SWARTZ
                                    --------------------------------------------
                                                   MARK H. SWARTZ
                                       VICE PRESIDENT-CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
Date: September 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                             TITLE                        DATE
             ---------                             -----                        ----

      /s/ L. DENNIS KOZLOWSKI          Chairman of the Board, Chief
-----------------------------------    Executive Officer, President
        L. DENNIS KOZLOWSKI            and Director (Principal
                                       Executive Officer)

       /s/ JOSHUA M. BERMAN            Director
-----------------------------------
         JOSHUA M. BERMAN

       /s/ RICHARD S. BODMAN           Director
-----------------------------------
         RICHARD S. BODMAN

         /s/ JOHN F. FORT              Director                          September 29, 1997
-----------------------------------
           JOHN F. FORT

        /s/ STEPHEN W. FOSS            Director
-----------------------------------
          STEPHEN W. FOSS

     /s/ RICHARD A. GILLELAND          Director
-----------------------------------
       RICHARD A. GILLELAND

       /s/ PHILIP M. HAMPTON           Director
-----------------------------------
         PHILIP M. HAMPTON

        /s/ MARK H. SWARTZ             Vice President -- Chief
-----------------------------------    Financial Officer
          MARK H. SWARTZ

      /s/ FRANK E. WALSH, JR.          Director
-----------------------------------
        FRANK E. WALSH, JR.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tyco International Ltd.:

     We have audited the consolidated balance sheets of Tyco International (US) Inc. (the "Company", formerly known as Tyco International Ltd.) as of June 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described more fully in Notes 1 and 17, on July 2, 1997 subsequent to the balance sheet date, the Company merged with and became a wholly owned subsidiary of ADT Limited (subsequently renamed Tyco International Ltd.).

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyco International (US) Inc. as of June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
July 25, 1997

                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
AT JUNE 30 (IN THOUSANDS EXCEPT SHARE DATA)                                1997         1996
-----------------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents.............................................  $  170,616   $   69,404
Receivables, less allowance for doubtful accounts of $62,400 in 1997
  and $36,672 in 1996.................................................   1,045,915      688,741
Contracts in process..................................................     131,895      130,473
Inventories...........................................................     849,626      608,526
Deferred income taxes.................................................     139,152      126,282
Prepaid expenses......................................................     109,320       72,098
                                                                        ----------   ----------
                                                                         2,446,524    1,695,524
                                                                        ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET....................................   1,020,457      725,742
GOODWILL AND OTHER INTANGIBLE ASSETS..................................   2,106,900    1,232,617
REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS.................      96,179      102,591
DEFERRED INCOME TAXES.................................................      58,183       69,823
OTHER ASSETS..........................................................     160,086      127,639
                                                                        ----------   ----------
TOTAL ASSETS..........................................................  $5,888,329   $3,953,936
                                                                        ==========   ==========
CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt................  $   26,037   $  127,822
Accounts payable......................................................     680,805      470,819
Accrued expenses......................................................     764,426      506,270
Contracts in process -- billings in excess of costs...................     139,019       89,640
Income taxes..........................................................     113,319       84,196
Deferred income taxes.................................................      11,659       13,063
                                                                        ----------   ----------
                                                                         1,735,265    1,291,810
                                                                        ----------   ----------
LONG-TERM DEBT........................................................     919,308      511,622
OTHER LIABILITIES.....................................................     157,451      192,839
DEFERRED INCOME TAXES.................................................      24,728       19,226
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value, 2,000,000 shares authorized; none
  outstanding                                                                   --           --
Common stock, $.50 par value, 500,000,000 shares authorized;
  168,407,245 shares outstanding in 1997 and 152,977,282 shares outstanding in 1996, net of reacquired shares of 12,967,121 in 1997
  and 16,024,221 in 1996 (at cost)....................................      84,203       76,488
Capital in excess of par value, net of deferred compensation of
  $26,891 in 1997 and $11,500 in 1996.................................   1,412,041      627,985
Currency translation adjustment.......................................    (100,395)     (34,571)
Retained earnings.....................................................   1,655,728    1,268,537
                                                                        ----------   ----------
                                                                         3,051,577    1,938,439
                                                                        ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................  $5,888,329   $3,953,936
                                                                        ==========   ==========

See Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

      AT JUNE 30 (IN THOUSANDS EXCEPT PER SHARE DATA)           1997         1996         1995
-------------------------------------------------------------------------------------------------
SALES......................................................  $6,597,629   $5,089,828   $4,534,651
                                                             ----------   ----------   ----------
COSTS AND EXPENSES:
Cost of sales..............................................   4,751,987    3,692,885    3,313,301
Selling, general and administrative........................   1,066,991      814,179      735,917
Merger and transaction related costs.......................          --           --       37,170
Interest...................................................      90,762       58,867       63,385
                                                             ----------   ----------   ----------
                                                              5,909,740    4,565,931    4,149,773
                                                             ----------   ----------   ----------
Income before income taxes and extraordinary item..........     687,889      523,897      384,878
Income taxes...............................................     268,887      213,750      168,285
                                                             ----------   ----------   ----------
Income before extraordinary item...........................     419,002      310,147      216,593
Extraordinary item, net of taxes...........................          --           --       (2,600)
                                                             ----------   ----------   ----------
NET INCOME.................................................  $  419,002   $  310,147   $  213,993
                                                             ==========   ==========   ==========
INCOME PER SHARE:
Income before extraordinary item...........................  $     2.61   $     2.03   $     1.43
Extraordinary item, net of taxes...........................  $       --   $       --   $     (.02)
Net income.................................................  $     2.61   $     2.03   $     1.42

COMMON EQUIVALENT SHARES...................................     160,268      152,862      151,018
                                                             ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                   COMMON       CAPITAL IN   CURRENCY
   FOR THE THREE YEARS ENDED JUNE 30, 1997       STOCK, $.50    EXCESS OF    TRANSLATION  RETAINED
                (IN THOUSANDS)                    PAR VALUE     PAR VALUE    ADJUSTMENT   EARNINGS
---------------------------------------------------------------------------------------------------
Balance at June 30, 1994......................     $71,084      $  531,934   $ (40,874)  $  804,882
  Net income..................................                                              213,993
  Dividends...................................                                              (27,462)
  Restricted stock grants, cancellations, tax
     benefits and other.......................       1,688          15,922
  Warrants and options exercised..............       3,950          45,297
  Purchase of treasury stock..................        (356)        (18,961)
  Currency translation adjustment.............                                  31,423
  Minimum pension liability adjustment........                                               (6,097)
  Amortization of deferred compensation.......                       8,258
                                                   -------      ----------   ---------   ----------
Balance at June 30, 1995......................      76,366         582,450      (9,451)     985,316
  Net income..................................                                              310,147
  Dividends...................................                                              (30,551)
  Restricted stock grants, cancellations, tax
     benefits and other.......................           6          24,321
  Warrants and options exercised..............          24             513
  Purchase of treasury stock..................        (101)         (6,769)
  Currency translation adjustment.............                                 (25,120)
  Minimum pension liability adjustment........                                                3,625
  Amortization of deferred compensation.......                      13,332
  Issuance of treasury stock for
     acquisition..............................         193          14,138
                                                   -------      ----------   ---------   ----------
Balance at June 30, 1996......................      76,488         627,985     (34,571)   1,268,537
  Net Income..................................                                              419,002
  Dividends...................................                                              (32,429)
  Restricted stock grants, cancellations, tax
     benefits and other.......................         286           2,095
  Warrants and options exercised..............         156           6,960
  Currency translation adjustment.............                                 (65,824)
  Minimum pension liability adjustment........                                                  618
  Amortization of deferred compensation.......                      21,873
  Sale of common stock........................       5,750         639,233
  Issuance of treasury stock for
     acquisition..............................       1,537         114,515
  Other treasury stock transactions, net......         (14)           (620)
                                                   -------      ----------   ---------   ----------
Balance at June 30, 1997......................     $84,203      $1,412,041   $(100,395)  $1,655,728
                                                   =======      ==========   =========   ==========

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
AT JUNE 30 (IN THOUSANDS)                                         1997         1996       1995
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................  $   419,002  $ 310,147  $ 213,993
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Extraordinary item.........................................           --         --      2,600
  Depreciation...............................................      120,261     94,430     88,106
  Amortization of intangibles and deferred compensation......       83,782     53,452     45,056
  Deferred income taxes......................................       62,344     58,487     21,019
  Provisions for losses on accounts receivable and inventory
     writedowns..............................................       39,353     31,314     14,819
  Changes in assets and liabilities net of effects from
     acquisitions and divestitures:
     Increase in accounts receivable.........................     (107,204)   (83,625)   (47,181)
     (Increase)decrease from accounts receivable sale
       program...............................................      (60,000)        --     75,000
     Decrease(increase)in contracts in process...............       26,414    (24,534)    (9,368)
     Increase in inventory...................................     (117,833)   (20,764)   (51,396)
     (Decrease) increase in accounts payable and accrued
       expenses..............................................      (92,331)   (26,556)    36,987
     Increase (decrease) in income taxes payable.............       20,024     14,215        (43)
     Other, net..............................................       (8,431)   (13,209)     7,029
                                                               -----------  ---------  ---------
  Net cash provided by operating activities..................      385,381    393,357    396,621
                                                               -----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................     (199,286)  (123,227)  (119,048)
Purchases of businesses, net of cash acquired................     (849,253)  (301,410)  (130,256)
Net proceeds from sales of acquired assets...................           --     49,768         --
                                                               -----------  ---------  ---------
  Net cash used in investing activities......................   (1,048,539)  (374,869)  (249,304)
                                                               -----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt.................................      298,490         --    144,889
Payments on long-term debt...................................       (1,718)   (55,716)  (181,219)
(Payments) borrowings on lines of credit, net................     (147,524)    77,425   (126,404)
Purchase of treasury stock and warrant.......................       (5,309)    (6,870)   (19,317)
Dividends paid...............................................      (31,668)   (30,481)   (24,335)
Proceeds from exercise of options and warrants...............        7,116        537     49,247
Proceeds from sale of common stock...........................      644,983         --         --
                                                               -----------  ---------  ---------
  Net cash provided by (used in) financing activities........      764,370    (15,105)  (157,139)
                                                               -----------  ---------  ---------
Net change in cash and cash equivalents                            101,212      3,383     (9,822)
Cash and cash equivalents at beginning of year                      69,404     66,021     75,843
                                                               -----------  ---------  ---------
Cash and cash equivalents at end of year                       $   170,616  $  69,404  $  66,021
                                                               ===========  =========  =========
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid................................................  $    87,824  $  61,161  $  64,638
                                                               ===========  =========  =========
Income taxes paid (net of refunds)...........................  $   164,734  $  99,874  $  97,025
                                                               ===========  =========  =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements include the accounts of Tyco International (US)Inc.("Tyco" or the "Company", formerly known as Tyco International Ltd.) and its subsidiaries. As described more fully in
Note 2, on October 19, 1994 a wholly-owned subsidiary of Tyco merged with Kendall International, Inc. ("Kendall"). The merger was accounted for under the pooling of interests method of accounting and these consolidated financial statements reflect the combined financial position, operating results and cash flows of Tyco and Kendall as if they had been combined for all periods presented.

     As more fully described in Note 17, subsequent to June 30, 1997 the Company completed several mergers and an acquisition, including a merger with ADT Limited which was consummated on July 2, 1997. These financial statements reflect only the historical accounts of Tyco as of and for the period ended June 30, 1997. No adjustment or restatement has been reflected for the transactions described in Note 17.

     Cash equivalents -- All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

     Inventories and Contracts -- Inventories are recorded at the lower of cost (first-in, first-out) or market.

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

     Accounts receivable include amounts billed under retainage provisions for fire protection contracts. Retention balances of $29.3 million at June 30, 1997 which become due upon contract completion and acceptance are expected to be substantially collected during fiscal 1998.

     Property, Plant and Equipment -- Property, plant and equipment are principally recorded at cost. Maintenance and repair expenditures are charged to expense when incurred. The straight-line method of depreciation is used over the estimated useful lives of the related assets, which range from 1 to 50 years for buildings, 2 to 25 years for machinery and equipment and 1 to 50 years for leasehold improvements.

     Goodwill and Other Intangible Assets -- Goodwill is being amortized on a straight-line basis over periods up to 40 years. Accumulated amortization amounted to $219.6 million at June 30, 1997 and $169.1 million at June 30, 1996. Impairment of goodwill, if any, is measured on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded goodwill balances over the remaining amortization period. At June 30, 1997 and 1996, no impairment of goodwill was indicated.

     Other intangible assets include patents, trademarks and other items, which are being amortized on a straight line basis over lives ranging from 2 to 30 years. At June 30, 1997 and 1996, accumulated amortization amounted to $25.4 million and $20.4 million, respectively.

     Reorganization Value in Excess of Identifiable Assets -- Reorganization value is being amortized using the straight line method over 20 years. Accumulated amortization amounted to $36.0 million and $29.6 million at June 30, 1997 and 1996, respectively.

     Research and Development -- Research and development expenditures are expensed when incurred.

     Translation of Foreign Currency -- Assets and liabilities of the Company's foreign subsidiaries, other than those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net income.

     Gains and losses resulting from foreign currency transactions, the amounts of which are not significant, are included in net income.

     Interest Rate Swaps, Currency Options and Other Contracts -- The Company enters into a variety of interest rate swaps, currency options, and crosscurrency swaps in its management of interest costs and foreign currency exposures.

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

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these financial statements include allowances for doubtful accounts receivable, net realizable value of inventories, estimated contract revenues and related costs, environmental liabilities and tax valuation reserves. Actual results could differ from those estimates.

     Income Per Share -- Net income per share is calculated on the basis of the weighted average number of shares outstanding plus common equivalent shares to reflect stock options and warrants using the treasury stock method, based on the number of shares outstanding prior to the merger with ADT Limited.

     Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which is effective for fiscal years ending after December 31, 1997, including interim periods. Earlier adoption is not permitted. However, the statement permits disclosure of pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The Company will adopt SFAS 128 in fiscal 1998 and has not yet determined its impact.

     In June 1997, the FASB issued two additional statements. SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" are both effective for years beginning after December 15, 1997. Adoption of these standards are not expected to impact the financial results of the Company.

2.  THE KENDALL MERGER

     On October 19, 1994, a wholly-owned subsidiary of Tyco merged with Kendall. Shareholders of Kendall received 1.29485 shares of Tyco common stock for each share of Kendall common stock. The transaction qualified for pooling of interests accounting treatment, which is intended to present as a single interest common shareholder interests which were previously independent. Accordingly, the historical financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods. Revenues and net income for the quarter ended September 30, 1994 (the most recent interim period prior to the pooling) were $827.6 million and $32.6 million, respectively, for Tyco and $226.6 million and $20.7 million, respectively, for Kendall.

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

3.  ACQUISITIONS AND DIVESTITURES

     During fiscal 1997 the Company acquired companies in each of its business segments for an aggregate of $1.12 billion, including $849.3 million in cash, approximately 3.1 million shares of the Company's stock valued at $116.1 million, and the assumption of approximately $155.0 million in debt. The cash portion of the acquisitions was provided by cash on hand and borrowings under the Company's credit agreement and uncommitted lines of credit. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $923.6 million in goodwill was recorded by the Company, which reflects, for each acquisition, the excess of the purchase price, liabilities assumed and additional purchase liabilities recorded over the fair value of assets acquired. Additional purchase liabilities included approximately $30.3 million for transaction and other direct costs, $52.8 million for severance costs, and $28.2 million for costs associated with the shutdown and consolidation of certain acquired facilities. At June 30, 1997, liabilities for approximately $4.4 million in transaction and other costs, $26.7 million in severance costs and $20.3 million for facility related costs remained on the balance sheet.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on July 1, 1995, the beginning of the 1996 fiscal year. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on July 1, 1995 or that may be obtained in the future. The pro forma data do not give effect to acquisitions completed subsequent to June 30, 1997. See Note 17 to the Consolidated Financial Statements.

                                                                   YEAR ENDED JUNE 30
                                                              -----------------------------
                                                                 1997               1996
                                                              ----------         ----------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
    Sales...................................................  $6,837,638         $6,445,177
                                                              ==========         ==========
    Net income..............................................  $  395,446         $  147,757
                                                              ==========         ==========
         Net income per share...............................  $     2.46         $     0.95
                                                              ==========         ==========

     During fiscal 1996, the Company acquired companies in its Disposable and Specialty Products, Fire and Safety Services, and Flow Control Products segment for an aggregate of $315.7 million, including $301.4 million in cash and 386,000 shares of the Company's common stock valued at $14.3 million. The cash acquisitions were made utilizing cash on hand as well as borrowings under the Company's uncommitted lines of credit. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of Tyco from their respective acquisition dates. As a result of the acquisitions, approximately $255 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities recorded included approximately $19 million for severance and related costs and $6 million for costs associated with the shut down and consolidation of certain acquired facilities. At June 30, 1997 liabilities for approximately $6.8 million in severance costs and $2.9 million for facility related costs remained on the balance sheet. The Company expects to complete its termination of employees and consolidation of facilities in fiscal 1998.

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

4.  INDEBTEDNESS

     Long-term debt is as follows:

                                                                           AT JUNE 30
                                                                      --------------------
                                                                        1997        1996
                                                                      --------    --------
                                                                         (IN THOUSANDS)
    Credit agreement................................................  $     --    $     --
    Uncommitted lines of credit.....................................        --      91,000
    8.125% public notes due 1999....................................   144,947     144,924
    6.5% public notes due 2001......................................   298,645          --
    6.375% public notes due 2004....................................   104,465     104,386
    9.5% public debentures due 2022.................................   199,608     199,592
    8.0% public debentures due 2023.................................    49,961      49,960
    Other...........................................................   147,719      49,582
                                                                      --------    --------
    Total debt......................................................   945,345     639,444
    Less current portion............................................    26,037     127,822
                                                                      --------    --------
    Long-term debt..................................................  $919,308    $511,622
                                                                      ========    ========

     Under the Company's credit agreement with a group of commercial banks, the Company had the right to borrow $300 million or a portion thereof until December 2001 for its general corporate purposes. The weighted average interest rate for the year ended June 30, 1997 was 5.74%.

     In June 1997, the Company renegotiated its credit agreement and increased it to $1.75 billion giving it the right to borrow up to $500 million until December 1997, up to $750 million until June 1998 and up to $500 million until June 2002. The principal amounts then outstanding will be due and payable at those times. Interest payable on borrowings is variable based upon the Company's option of selecting a Eurodollar rate plus margins ranging from 0.175% to 0.245%, a certificate of deposit rate plus margins ranging from 0.30% to 0.37% or a base rate, as defined. In July 1997, the Company borrowed $600 million under the new credit agreement to partially fund the acquisition of AT&T's submarine systems business. See Note 17 to the Consolidated Financial Statements. Also in July 1997, the Company borrowed under the new credit agreement to fund the debt tenders discussed below. The weighted average interest rate for these borrowings was 5.93%.

     The Company's uncommitted lines of credit are borrowings from commercial banks on an "as offered" basis. The borrowings and repayments occur daily and contain no specific terms other than due dates and interest rates. The due dates generally range from overnight to 90 days, and interest rates approximate those available under the Company's credit agreement. The weighted average interest rate was 5.66% for the year ended June 30, 1997.

     In October 1996, the Company issued $300 million principal amount of 6.5% notes due 2001. The net proceeds were used to redeem debt assumed with the acquisition of Carlisle Plastics as well as to reduce certain amounts outstanding under the Company's credit agreement and uncommitted lines of credit.

     In July 1997, the Company tendered for its $145 million 8.125% public notes due 1999 and its $200 million 9.5% public debentures due 2022. 92.8% of the 8.125% notes and 75.5% of the 9.5% debentures were tendered. The Company paid an aggregate amount, including accrued interest, of approximately $329.0 million to the noteholders, which was financed from the new credit agreement discussed above. In connection with the tender, the Company recorded an after-tax charge of approximately $26.5 million, net of related income tax benefit of $14.3 million, representing unamortized debt issuance fees and the premium paid, to be reported as an extraordinary loss during the period ended September 30, 1997.

     In connection with the refinancing of Kendall's subordinated notes, the Company recorded a charge of $4.3 million ($2.6 million after-tax), representing unamortized debt issuance fees and a call premium, as an extraordinary loss during fiscal 1995.

     At June 30, 1997, the Company had an interest rate swap agreement with a financial institution having a total notional amount of $50 million, which effectively converts fixed rate debt to variable rate debt. Under this agreement, the Company will receive payments at an average fixed rate of 5.555% and will make payments based on six month LIBOR, which, at June 30, 1997, was 5.91%. This agreement expires in March 1998. The impact of the Company's interest rate swap activities on its weighted average borrowing rate was a decrease of 0.1%, a decrease of 0.1% and an increase of 0.1% for fiscal 1997, 1996 and 1995, respectively. The impact on reported interest was a reduction of $1.5 million, a reduction of $0.5 million and an increase of $1.0 million for fiscal 1997, 1996 and 1995, respectively.

     Under its various loan and credit agreements the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

     The aggregate amounts of total debt maturing during the next five fiscal years are as follows: $26.0 million in fiscal 1998, $9.5 million in fiscal 1999, $250.7 million in fiscal 2000, $1.0 million in fiscal 2001 and $300.1 million in fiscal 2002.

5.  SALE OF ACCOUNTS RECEIVABLE

     The Company has an agreement under which it sells a defined pool of trade accounts receivable to a limited purpose subsidiary of the Company. The subsidiary, a separate corporate entity, owns all of its assets and sells participating interests in such accounts receivable to creditors who, in turn, purchase and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the Company sells new receivables. The maximum permitted by the agreement was $225 million at June 30, 1997 and at June 30, 1996 and was increased to $300 million in July 1997. The limited purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Company's consolidated balance sheet. At June 30, 1997, $165.0 million was utilized under the program. At June 30, 1996 the $225 million available under the program was fully utilized. The proceeds from the sales were used to reduce borrowings under uncommitted lines of credit and are reported as operating cash flows in the Company's consolidated statement of cash flows. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount represented a loss on the sale of receivables of $12.3 million, $12.6 million, and $8.2 million during the years ended June 30, 1997, 1996 and 1995, respectively, and has been included in selling, general and administrative expense in the Company's consolidated statement of income. The Company, as servicing agent for the purchaser, retains collection and administrative responsibilities for the participating interests in the defined pool.

6.  FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The Company also has currency options (notional amount of $101.5 million), as well as interest rate swaps. At June 30, 1997 the fair value of interest rate swaps was a $0.2 million liability, ($0.6 million asset at June 30, 1996) and the fair value of long-term debt was approximately $962.1 million (book value of $919.3 million), based on current interest rates. The fair value of financial instruments included in working capital approximated book value.

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

7.  INCOME TAXES

     Provisions for income taxes and the differences between the provisions at the United States federal statutory rate and the amounts provided are as follows:

                                                                       YEAR ENDED JUNE 30
                                                                 ------------------------------
                                                                   1997       1996       1995
                                                                 --------   --------   --------
                                                                         (IN THOUSANDS)
Provision at statutory rate....................................  $240,761   $183,364   $134,707
State income taxes.............................................    16,345     20,584     15,972
Non-deductible merger and transaction related costs............        --         --      7,009
Depreciation and amortization under purchase accounting........    20,108     12,635     11,430
Foreign earnings taxed at different rates......................     6,335      4,723      6,873
Effect of rate changes.........................................        --         --     (3,900)
Research and development and foreign sales corporation
  benefits.....................................................    (8,150)    (5,150)    (4,200)
Other..........................................................    (6,512)    (2,406)       394
                                                                 --------   --------   --------
Provision for income taxes.....................................   268,887    213,750    168,285
Deferred provision.............................................   (56,789)   (52,199)   (28,409)
                                                                 --------   --------   --------
Current provision..............................................  $212,098   $161,551   $139,876
                                                                 ========   ========   ========

     In the normal course, the Company's United States federal income tax returns are examined by the Internal Revenue Service ("IRS") and, in connection with such examinations, significant assessments could arise. During fiscal 1995, the IRS examined the Company's 1991 and 1992 income tax returns. In connection with such examination, one item is currently under review by the IRS National Office, which could result in a significant assessment of additional taxes. Ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

     The provisions for fiscal 1997, 1996 and 1995 included $49.7 million, $29.3 million and $21.7 million, respectively, for foreign income taxes. The foreign component of income before income taxes was $98.4 million, $55.1 million and $38.7 million, for fiscal 1997, 1996 and 1995, respectively. Generally, no provision has been made for U.S. or additional foreign income taxes on the undistributed earnings of foreign subsidiaries as such earnings are expected to be permanently reinvested. A liability has been recorded for U.S. taxes attributable to certain undistributed earnings in selected jurisdictions where repatriation to the U.S. may be desirable. It is not practicable to estimate the additional taxes related to the permanently reinvested earnings.

     The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows:

                                                                          AT JUNE 30
                                                                    ----------------------
                                                                      1997         1996
                                                                    ---------    ---------
                                                                        (IN THOUSANDS)
    Deferred tax assets:
         Accrued liabilities and reserves.........................  $ 158,569    $ 123,077
         Accrued post-retirement benefit obligation...............     31,312       31,890
         Tax loss carryforwards...................................    123,915      164,229
         Other....................................................      4,516        4,237
                                                                    ---------    ---------
                                                                      318,312      323,433
                                                                    ---------    ---------
    Deferred tax liabilities:
         Property, plant and equipment............................    (77,309)     (77,096)
         Contracts................................................     (5,998)      (6,861)
         Accrued liabilities and reserves.........................    (16,506)     (17,398)
         Other....................................................    (11,002)     (11,133)
                                                                    ---------    ---------
                                                                     (110,815)    (112,488)
                                                                    ---------    ---------
    Net deferred income tax asset before valuation allowance......    207,497      210,945
    Valuation allowance...........................................    (46,549)     (47,129)
                                                                    ---------    ---------
    Net deferred income tax asset.................................  $ 160,948    $ 163,816
                                                                    =========    =========

     As of June 30, 1997 the Company had approximately $170.2 million of net operating loss carryforwards in certain foreign jurisdictions. Of these, $152.2 million have no expiration, and the remaining $18.0 million will expire in the years 1998 to 2004. Domestic operating loss carryforwards at June 30, 1997 were approximately $134.2 million and will expire in the years 2004 to 2010. A valuation allowance has been provided for operating loss carryforwards that are not expected to be utilized.

8.  KEY EMPLOYEE LOAN PROGRAM

     Loans are made to employees under the 1983 Key Employee Loan Program for the payment of taxes upon the vesting of shares granted under the Company's Restricted Stock Ownership Plans. The loans are unsecured and bear interest, payable annually, at a rate which approximates the Company's incremental short-term borrowing rate. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. Loans under this program were $18.8 million and $12.3 million at June 30, 1997 and 1996, respectively.

9.  CAPITAL STOCK

     During the second quarter of fiscal 1996, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend on the Company's common stock. Per share amounts and share data have been retroactively adjusted to reflect the stock split.

  Treasury Stock

     In December 1996 the Company repurchased 100,000 shares for $5.3 million. In January 1996 the Company repurchased 201,000 shares for $6.9 million. In April and May 1995 the Company repurchased 435,070 and 297,556 shares respectively, of its common stock from the President of Kendall at $26.47 and $26.22 per share, respectively, the shares then fair market value, for an aggregate purchase price of $19.3 million to provide for required income tax withholdings as permitted in the underlying Kendall restricted stock grant agreement. The total cost of reacquired shares at June 30, 1997 and 1996 was $68.7 million and $92.9 million, respectively.

  Restricted Stock

     The Company's 1978 Restricted Stock Ownership Plan (the "1978 Plan") provided for the award of 4,800,000 shares of common stock to key employees through November 30, 1988. Under the 1978 Plan, 4,773,700 shares were granted, net of surrenders. The 1983 Restricted Stock Ownership Plan (the "1983 Plan") provided for the award of 6,800,000 shares of common stock to key employees through October 18, 1993. Under the 1983 Plan, 5,797,516 shares were awarded, net of surrenders. The Company's 1994 Restricted Stock Ownership Plan (the "1994 Plan") provides for the award of an initial amount of shares of common stock plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At June 30, 1997, there were 2,929,134 shares available, of which 1,339,069 shares had been granted. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

     For grants that vest through passage of time, the fair market value of the shares at the time of the grant is amortized (net of tax benefit) to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. For grants which vest based on certain specified performance criteria, the fair market value of the shares at the date of vesting is expensed over the period the performance criteria are measured. Recipients of all restricted shares have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted shares, including a deduction for the excess, if any, of the fair market value of restricted shares at the time of vesting over their fair market value at the time of the grants and from the payment of dividends on unvested shares are credited to capital in excess of par value. Compensation expense of $21.9 million, $13.3 million and $8.3 million was recorded for restricted stock grant vestings during fiscal 1997, 1996 and 1995, respectively.

     Kendall had a restricted stock grant agreement that provided for the issuance of up to 2,000,000 shares of its common stock to its President. As a result of the Merger, up to 2,589,700 shares of the Company's common stock became issuable under the agreement. As of June 30, 1995 all shares under the grant agreement had vested. As discussed above, the Company repurchased 732,626 of such shares. Compensation expense of $0.6 million was recorded for the grant during fiscal 1995.

  Tyco and Subsidiary Stock Option Plans

     Kendall maintained a number of stock incentive plans under which its officers, directors and key employees were granted options and other awards to purchase common stock, generally at prices equal to at least 100% of the market price on the date of grant. As a result of the Kendall merger, these options became exercisable for Tyco common stock. Transactions under these plans during fiscal 1997, 1996 and 1995 are included in the table below after giving retroactive effect to the conversion of Kendall shares to Tyco shares at the Tyco/Kendall merger exchange ratio.

     During fiscal 1995 Tyco established a stock option plan under which certain employees, excluding officers and directors, have been granted options to purchase common stock at a price equal to fair market value on the date of grant. The options vest on a pro-rata basis over five years, with 50% becoming exercisable at the end of the third year and the remaining exercisable at the end of the fifth year. The Company has reserved 8,000,000 shares of common stock for issuance under the plan. Grants are for periods generally not in excess of ten years.

     During fiscal 1996 and 1997 Tyco assumed stock options in connection with certain acquisitions, all of which immediately became exercisable.

     Transactions related to the options described above during fiscal 1997, 1996 and 1995 were as follows:

                                                                           AT JUNE 30,
                                                                ---------------------------------
                                                                  1997        1996        1995
                                                                ---------   ---------   ---------

Shares exercisable............................................    239,388     238,985      29,264

Weighted average price of exercisable shares..................  $   36.89   $   31.82   $    8.89

Shares available for future grant.............................  3,885,021   4,818,679   4,965,500

                                                                                 WEIGHTED AVERAGE
                                                                      SHARES      EXERCISE PRICE
                                                                    ----------   -----------------

Outstanding June 30, 1994.........................................   3,112,820        $  6.94
     Granted......................................................   3,034,500          26.69
     Exercised....................................................  (2,963,912)          6.47
     Canceled.....................................................    (119,644)         18.23
                                                                    ----------

Outstanding June 30, 1995.........................................   3,063,764          26.52
     Assumed from acquisitions....................................     262,070          38.95
     Granted......................................................     433,071          36.59
     Exercised....................................................     (22,644)         37.12
     Canceled.....................................................    (315,955)         30.89
                                                                    ----------

Outstanding June 30, 1996.........................................   3,420,306          28.27
     Assumed from acquisitions....................................     283,036          26.61
     Granted......................................................   1,043,500          55.50
     Exercised....................................................    (273,537)         25.06
     Canceled.....................................................    (118,798)         45.94
                                                                    ----------
Outstanding June 30, 1997.........................................   4,354,507        $ 34.41
                                                                    ==========

     The following table summarizes information about outstanding and exercisable options at June 30, 1997:

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      ----------------------------------------------------------   -------------------------------
                                                             WEIGHTED AVERAGE
     RANGE OF            NUMBER       WEIGHTED AVERAGE     REMAINING CONTRACTUAL      NUMBER     WEIGHTED AVERAGE
 EXERCISE PRICE($)    OUTSTANDING     EXERCISE PRICE($)         LIFE-YEARS         EXERCISABLE   EXERCISE PRICE($)
------------------    -----------     -----------------    ---------------------   -----------   -----------------
 0.00 to   0.22             1,449            0.21                  3.06                1,449            0.21
 3.13 to   4.60             7,821            4.28                  1.45                7,821            4.28
 5.04 to   7.21             3,315            5.44                  8.01                3,315            5.44
 7.60 to   9.90             1,409            9.87                  5.35                1,409            9.87
13.85 to  15.20            15,695           15.18                  4.91               15,695           15.18
22.53 to  33.13         2,903,144           26.76                  7.82              107,439           24.66
34.85 to  52.12           797,960           43.61                  8.89               59,481           44.55
54.84 to  63.25           606,396           58.19                  9.59               25,461           57.80
93.91 to 105.64            17,318          101.41                  3.87               17,318          101.41
                        ---------          ------                                    -------         ------
                        4,354,507           34.41                                    239,388           36.89
                        =========          ======                                    =======          ======

  Stock Based Compensation

     During fiscal 1997 the Company was required to adopt SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 allows companies to measure compensation cost in connection with stock option plans using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. The Company has decided to continue to use the intrinsic value based method and no compensation cost has been recorded. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's pro forma net income and pro forma net income per share for the years ended June 30, 1997 and 1996 would have been as follows:

                                                                       YEAR ENDED JUNE 30
                                                                       -------------------
                                                                         1997       1996
                                                                       --------   --------
    Net income-pro forma.............................................  $413,089   $309,655
    Net income per share - pro forma.................................  $   2.58   $   2.03

     The estimated weighted average fair value of options granted at fair value during fiscal 1997 was $17.55 on the date of grant using the option-pricing model and assumptions referred to below. The estimated weighted average fair value of options assumed during fiscal 1997 was $18.56.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

    Expected stock price volatility......................................  22%
    Risk free interest rate..............................................  5.97%
    Expected annual dividends............................................  $0.20 per share
    Expected life of options.............................................  4.2 years

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in the future are anticipated.

  Stock Warrants

     The Company has outstanding warrants to purchase common stock at per share exercise prices of $5.97 (the "A Warrants") and $7.97 (the "B Warrants"), respectively (together, the "Warrants"). The Warrants expire on July 7, 1999. During Fiscal 1997, 15,229 A Warrants and 8,745 B Warrants were exercised. During Fiscal 1996, 14,047 A Warrants and 13,312 B Warrants were exercised. During Fiscal 1995, 2,599,228 A Warrants and 2,719,434 B Warrants were exercised. At June 30, 1997, 128,550 A Warrants and 87,151 B Warrants were issued and outstanding.

  Dividends

     Tyco paid cash dividends of $0.20 per share in fiscal 1997, 1996, and 1995.

10.  COMMITMENTS AND CONTINGENCIES

     The Company occupies certain facilities under leases that expire at various dates through the year 2021. Rental expense under these leases and leases for equipment was $105.1 million, $85.7 million and $71.3 million for fiscal 1997, 1996 and 1995, respectively. At June 30, 1997 the minimum lease payment obligations under noncancellable leases were as follows: $91.4 million in fiscal 1998, $60.0 million in fiscal 1999, $45.1 million in fiscal 2000, $32.2 million in fiscal 2001, $22.7 million in fiscal 2002 and an aggregate of $98.6 million in fiscal years 2003 through 2021.

     In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

     The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these sites in an aggregate amount in the range of $9.8 million to $38.0 million. At June 30, 1997, the Company has concluded that the most probable amount that will be incurred within this range is $17.8 million, and such amount is included in the caption "accrued expenses" in the accompanying consolidated balance sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $17.8 million, the Company has concluded that its payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or liquidity.

11.  RETIREMENT PLANS

     The Company has a number of noncontributory defined benefit retirement plans covering certain of its domestic and foreign employees. The Company's funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plans are based on years of service and compensation.

     The net periodic pension cost for all defined benefit pension plans includes the following components:

                                                                  YEAR ENDED JUNE 30
                                                           --------------------------------
                                                             1997        1996        1995
                                                           --------    --------    --------
                                                                    (IN THOUSANDS)
    Service cost.........................................  $ 15,960    $ 11,245    $ 12,708
    Interest cost........................................    36,659      29,339      28,675
    Actual return on assets..............................   (76,758)    (42,709)    (40,349)
    Net amortization and deferral........................    34,537      10,255      11,486
                                                           --------    --------    --------
    Net periodic pension cost............................  $ 10,398    $  8,130    $ 12,520
                                                           ========    ========    ========

     Accrued (prepaid) pension cost at June 30, 1997 for defined benefit plans is as follows:

                                                             ASSETS EXCEED    ACCUMULATED
                                                              ACCUMULATED      BENEFITS
                                                               BENEFITS      EXCEED ASSETS    TOTAL
                                                             -------------   -------------   --------
                                                                          (IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
     Vested................................................     $379,351        $112,336     $491,687
     Non-vested............................................       10,578           9,885       20,463
                                                                --------        --------     --------
          Total............................................      389,929         122,221      512,150

Effect of future salary increases..........................       10,922           3,563       14,485
                                                                --------        --------     --------
Projected benefit obligations..............................      400,851         125,784      526,635
Plan assets at fair value..................................      450,208          58,222      508,430
Plan assets (in excess of) less than projected benefit
  obligations..............................................      (49,357)         67,562       18,205
Unrecognized transition asset (liability)..................          319            (810)        (491)
Unrecognized prior service cost............................       (2,074)         (7,700)      (9,774)
Additional minimum liability...............................           --           7,036        7,036
Unrecognized net (loss) gain...............................      (16,494)          3,238      (13,256)
                                                                --------        --------     --------
Accrued (prepaid) pension cost.............................     $(67,606)       $ 69,326     $  1,720
                                                                ========        ========     ========

     Accrued (prepaid) pension cost at June 30, 1996 for defined benefit plans is as follows:

                                                             ASSETS EXCEED    ACCUMULATED
                                                              ACCUMULATED      BENEFITS
                                                               BENEFITS      EXCEED ASSETS    TOTAL
                                                             -------------   -------------   --------
                                                                          (IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
     Vested................................................     $281,448        $ 93,267     $374,715
     Non-vested............................................       10,112           8,682       18,794
                                                                --------        --------     --------
          Total............................................      291,560         101,949      393,509
Effect of future salary increases..........................        4,243           3,770        8,013
                                                                --------        --------     --------
Projected benefit obligations..............................      295,803         105,719      401,522
Plan assets at fair value..................................      331,782          53,185      384,967
                                                                --------        --------     --------
Plan assets (in excess of) less than projected benefit
  obligations..............................................      (35,979)         52,534       16,555
Unrecognized transition asset (liability)..................            9            (856)        (847)
Unrecognized prior service cost............................       (1,876)         (6,931)      (8,807)
Additional minimum liability...............................           --           9,439        9,439
Unrecognized net (loss) gain...............................      (16,309)            499      (15,810)
                                                                --------        --------     --------
Accrued (prepaid) pension cost.............................     $(54,155)       $ 54,685     $    530
                                                                ========        ========     ========

     Pursuant to the provisions of SFAS 87, "Employers" Accounting for Pensions," the Company recorded, in other liabilities, an additional minimum pension liability adjustment of $7.0 million and $9.4 million as of June 30, 1997 and 1996, respectively, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset, included in goodwill and other intangible assets, to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost is recorded, net of the related deferred tax benefit, as a reduction of shareholders' equity in the amount of $1.9 million and $2.5 million at June 30, 1997 and 1996, respectively.

     In fiscal 1997, 1996 and 1995, the Company terminated certain defined benefit pension plans and distributed the plans' assets to the participants. Gains and losses resulting from the above were not material.

     Of the total plan obligations, 48% relate to domestic plans and 52% relate to foreign plans. The average discount rate used in determining the actuarial present value of the projected benefit obligation, weighted in relation to plan obligations, was 8.0% and 8.0%, respectively, at June 30, 1997 and 1996. The average rate of increase in future compensation levels was 5.0% at June 30, 1997 and 5.1% at June 30, 1996. The weighted average long-term rate of return on assets was 9.7% and 10.0%, respectively, at June 30, 1997 and 1996. Plan assets are invested principally in equity and fixed income instruments.

     The Company also has several defined contribution plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $30.0 million, $23.0 million and $18.0 million for fiscal 1997, 1996 and 1995, respectively. During fiscal 1995, the Company established an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to Internal Revenue Service limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $1.6 million, $1.7 million and $0.4 million in fiscal 1997, 1996 and 1995, respectively. The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $1.8 million, $2.0 million and $2.5 million for fiscal 1997, 1996 and 1995, respectively.

     The Company generally does not provide post- retirement benefits other than pensions for its employees. Certain of the Company's acquired operations provide these benefits to employees who were eligible at the date of acquisition.

     Net periodic post-retirement benefit cost reflects the following components:

                                                                          YEAR ENDED JUNE 30
                                                                      -------------------------
                                                                        1997     1996     1995
                                                                      -------  -------  -------
                                                                            (IN THOUSANDS)
Service cost......................................................... $    63  $   359  $   361
Interest cost........................................................   4,260    4,358    4,739
Net amortization and deferral........................................  (3,247)  (2,844)  (2,857)
                                                                      -------  -------  -------
Net periodic post-retirement benefit cost............................ $ 1,076  $ 1,873  $ 2,243
                                                                      =======  =======  =======

     The components of the accrued post-retirement benefit obligation, all of which are unfunded are as follows:

                                                                            YEAR ENDED JUNE 30
                                                                            ------------------
                                                                             1997       1996
                                                                            -------    -------
                                                                              (IN THOUSANDS)
Accumulated post-retirement benefit obligation:
  Retirees................................................................. $38,231    $39,578
  Fully eligible active plan participants..................................  13,127     11,134
  Other active plan participants...........................................     797      7,706
                                                                            -------    -------
                                                                             52,155     58,418
Unrecognized prior service benefit.........................................  15,950     17,377
Unrecognized net gain......................................................  18,121     13,622
                                                                            -------    -------
Accrued post-retirement benefit cost....................................... $86,226    $89,417
                                                                            =======    =======

     For measurement purposes, in fiscal 1997 a 9.6% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.0% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post-retirement benefit obligation as of June 30, 1997 by $2.5 million and the aggregate of the service and interest cost component of net periodic post-retirement benefit cost for the year then ended by $0.2 million. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.75%, 8.25% and 7.5% at June 30, 1997, 1996 and 1995, respectively.

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

12.  CONSOLIDATED SEGMENT DATA

     Selected information by industry segment is presented below.

                                                               AT OR FOR THE YEAR ENDED JUNE 30
                                                             ------------------------------------
                                                                1997         1996         1995
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Sales:
     Disposable and Specialty Products                       $1,991,829   $1,459,398   $1,386,781
     Fire and Safety Services                                 2,584,552    1,990,865    1,703,412
     Flow Control Products                                    1,454,592    1,158,944    1,014,357
     Electrical and Electronic Components                       566,656      480,621      430,101
                                                             ----------   ----------   ----------
                                                             $6,597,629   $5,089,828   $4,534,651
                                                             ==========   ==========   ==========
Income Before Income Taxes and Extraordinary Item:
     Disposable and Specialty Products                       $  364,413   $  291,744   $  261,154
     Fire and Safety Services                                   198,914      128,136       86,512
     Flow Control Products                                      156,257      114,145       90,368
     Electrical and Electronic Components                       109,326       88,525       76,397
                                                             ----------   ----------   ----------
     Income from operations                                     828,910      622,550      514,431
     Interest expense                                           (90,762)     (58,867)     (63,385)
     Corporate and other expenses                               (50,259)     (39,786)     (66,168)(1)
                                                             ----------   ----------   ----------
                                                             $  687,889   $  523,897   $  384,878
                                                             ==========   ==========   ==========
Total Assets:
     Disposable and Specialty Products                       $1,616,307   $1,086,133   $  843,557
     Fire and Safety Services                                 2,089,446    1,474,476    1,256,526
     Flow Control Products                                    1,482,458    1,045,124    1,030,364
     Electrical and Electronic Components                       468,183      232,406      165,615
     Corporate assets                                           231,935      115,797       85,399
                                                             ----------   ----------   ----------
                                                             $5,888,329   $3,953,936   $3,381,461
                                                             ==========   ==========   ==========
Depreciation and Amortization:
     Disposable and Specialty Products                       $   63,281   $   42,511   $   39,877
     Fire and Safety Services                                    43,091       34,056       31,795
     Flow Control Products                                       56,333       46,194       41,866
     Electrical and Electronic Components                        16,920       10,985       10,997
     Corporate                                                   24,418       14,136        8,627
                                                             ----------   ----------   ----------
                                                             $  204,043   $  147,882   $  133,162
                                                             ==========   ==========   ==========
Capital Expenditures:
     Disposable and Specialty Products                       $  111,017   $   41,125   $   46,402
     Fire and Safety Services                                    17,353       29,098       24,429
     Flow Control Products                                       47,969       39,328       36,618
     Electrical and Electronic Components                        20,669       12,469       10,941
     Corporate                                                    2,278        1,207          658
                                                             ----------   ----------   ----------
                                                             $  199,286   $  123,227   $  119,048
                                                             ==========   ==========   ==========

---------------

(1) Includes a charge of $37.2 million for merger and transaction related costs associated with the Kendall merger. See Notes 1 and 2 to the Consolidated Financial Statements.

13.  CONSOLIDATED GEOGRAPHIC DATA

     Selected information by geographic area is presented below.

                                                           AT OR FOR THE YEAR ENDED JUNE 30
                                                         ------------------------------------
                                                            1997         1996         1995
                                                         ----------   ----------   ----------
                                                                    (IN THOUSANDS)
    Sales:
         Americas (primarily U.S.).....................  $4,628,472   $3,664,645   $3,284,982
         Europe........................................   1,222,951      831,813      756,988
         Asia-Pacific..................................     746,206      593,370      492,681
                                                         ----------   ----------   ----------
                                                         $6,597,629   $5,089,828   $4,534,651
                                                         ==========   ==========   ==========
    Income From Operations:
         Americas (primarily U.S.).....................  $  715,631   $  554,170   $  468,466
         Europe........................................      70,027       42,980       28,564
         Asia-Pacific..................................      43,252       25,400       17,401
                                                         ----------   ----------   ----------
                                                         $  828,910   $  622,550   $  514,431
                                                         ==========   ==========   ==========
    Total Assets:
         Americas (primarily U.S.).....................  $3,792,393   $2,728,772   $2,172,851
         Europe........................................   1,458,210      775,745      802,231
         Asia-Pacific..................................     405,791      333,622      320,980
         Corporate assets..............................     231,935      115,797       85,399
                                                         ----------   ----------   ----------
                                                         $5,888,329   $3,953,936   $3,381,461
                                                         ==========   ==========   ==========

14.  SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                          AT JUNE 30
                                                                    ----------------------
                                                                       1997        1996
                                                                    ----------   ---------
                                                                        (IN THOUSANDS)
    Inventories:
    Purchased materials and manufactured parts....................  $  269,358   $ 162,600
    Work in process...............................................     139,445     108,733
    Finished goods................................................     440,823     337,193
                                                                    ----------   ---------
                                                                    $  849,626   $ 608,526
                                                                    ==========   =========
    Property, Plant and Equipment:
    Land..........................................................  $   47,253   $  37,560
    Buildings.....................................................     408,743     320,034
    Machinery and equipment.......................................   1,160,766     934,918
    Leasehold improvements........................................      33,607      22,658
    Construction in progress......................................     136,924      52,289
    Accumulated depreciation......................................    (766,836)   (641,717)
                                                                    ----------   ---------
                                                                    $1,020,457   $ 725,742
                                                                    ==========   =========
    Accrued Payroll and Payroll Related Costs.....................  $   93,819   $  74,686
                                                                    ==========   =========

15.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                        YEAR ENDED JUNE 30
                                                                    ---------------------------
                                                                     1997      1996      1995
                                                                    -------   -------   -------
                                                                          (IN THOUSANDS)
Research and development..........................................  $33,364   $33,480   $33,375
                                                                    =======   =======   =======

16.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              YEAR ENDED JUNE 30, 1997
                                                  -------------------------------------------------
                                                     1ST          2ND          3RD          4TH
                                                  ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...........................................  $1,479,152   $1,612,904   $1,654,241   $1,851,332
                                                  ==========   ==========   ==========   ==========
Gross profit....................................  $  406,300   $  440,647   $  459,705   $  538,990
                                                  ==========   ==========   ==========   ==========
Net income......................................  $   83,050   $   91,320   $  106,704   $  137,928
                                                  ==========   ==========   ==========   ==========
Net income per share............................  $      .54   $      .58   $      .67   $      .82
                                                  ==========   ==========   ==========   ==========

                                                             YEAR ENDED JUNE 30, 1996(1)
                                                  -------------------------------------------------
                                                     1ST          2ND          3RD          4TH
                                                  ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...........................................  $1,216,202   $1,243,885   $1,257,619   $1,372,122
                                                  ==========   ==========   ==========   ==========
Gross profit....................................  $  320,274   $  334,167   $  347,541   $  394,961
                                                  ==========   ==========   ==========   ==========
Net income......................................  $   65,664   $   70,771   $   79,474   $   94,238
                                                  ==========   ==========   ==========   ==========
Net income per share............................  $      .43   $      .46   $      .52   $      .62
                                                  ==========   ==========   ==========   ==========

(1) Income per share has been restated for all periods presented to give effect to a two-for-one stock split. See Note 9 to the Consolidated Financial Statements.

17.  SUBSEQUENT EVENTS (UNAUDITED)

     On July 2, 1997, a wholly owned subsidiary of ADT Limited ("ADT") merged with Tyco, in a stock-for-stock transaction valued at approximately $5.6 billion. ADT is a leading installer and servicer of electronic security systems with annual revenues of approximately $2.0 billion. Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. Shareholders of ADT, through a reverse stock split, received 0.48133 shares of the new Company's common stock for each share of ADT common stock outstanding, and Tyco shareholders received one share of the new Company's common stock for each share of Tyco common stock outstanding. At the closing, Tyco shareholders owned approximately 64% and ADT shareholders owned approximately 36% of the outstanding shares of the combined company. The transaction qualifies for pooling of interests accounting treatment, which is intended to present, as a single interest, common shareholder interests which were previously independent. All fees and expenses related to the merger and to the integration of the combined companies will be expensed as required under the pooling of interests accounting method. These expenses have not been reflected in the Consolidated Statement of Operations, but will be reflected in the Consolidated Statement of Operations of the combined company for the period ended September 30, 1997.

     In July 1997, ADT tendered for its 8.25% senior notes due 2000 and its 9.25% senior subordinated notes due 2003. 96.2% of the 8.25% notes and 95.2% of the 9.25% notes were tendered. The Company paid an aggregate amount, including accrued interest, of approximately $571.8 million to the noteholders, which was financed, in part, from the new credit agreement discussed in Note 4. In connection with the tender, the combined company recorded an after-tax charge of approximately $26.6 million, net of related income tax benefit of $14.3 million, representing unamortized debt issuance fees and the premium paid, to be reported as an extraordinary loss during the period ended September 30, 1997.

     In April 1997 the Company entered into an agreement with AT&T to acquire its submarine systems business ("SSI") for approximately $850 million in cash. SSI is a world leader in the design, development, manufacture, supply, installation and maintenance of underseas fiber optic telecommunications cable systems, with expected calendar 1997 revenues of approximately $1 billion. The acquisition, which was completed in July 1997, will be accounted for as a purchase. The Company increased its bank credit facilities which were used to partially fund the acquisition of SSI. See Note 4 to the Consolidated Financial Statements.

     In May 1997, the Company entered into a definitive merger agreement for the acquisition of INBRAND Corporation ("INBRAND"), a producer of adult incontinence products, feminine hygiene products and baby diapers. The merger agreement provided for the issuance to INBRAND shareholders of shares of Tyco International Ltd. in exchange for their INBRAND shares. The INBRAND transaction was approved by the INBRAND shareholders at a meeting held on August 27, 1997, and was consummated on that date.

     In May 1997, the Company entered into a definitive merger agreement for the acquisition of Keystone International, Inc. ("Keystone") which designs, manufactures and markets, on a world-wide basis, industrial values, actuators and accessories used to control the flow of liquids, gases and solid materials. The merger agreement provided for the issuance to Keystone shareholders of shares of Tyco International Ltd. in exchange for their Keystone shares. The Keystone transaction was approved by the Keystone shareholders at a meeting held on August 28, 1997, and was consummated on August 29, 1997.

     A charge to operations is expected to occur subsequent to the transactions described above to reflect transaction costs and the combination of the companies. Such charges, which have not yet been estimated, may include amounts with respect to the elimination of excess facilities, the write-off of certain goodwill, other intangibles and fixed assets, severance costs and the satisfaction of certain liabilities. The effects of these costs have not been reflected in these financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND OPERATING RESULTS

RESULTS OF OPERATIONS

     Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Disposable and Specialty Products, Fire and Safety Services, Flow Control Products, and Electrical and Electronic Components.

OVERVIEW

     Net income was $419.0 million, or $2.61 per share, for fiscal 1997 compared with $310.1 million, or $2.03 per share, for fiscal 1996. The increase was attributable to margin improvements and strong earnings in each of the Company's business segments.

SALES

     Sales increased 30% during fiscal 1997 to $6.60 billion from $5.09 billion in fiscal 1996. Sales of the Disposable and Specialty Products group increased $532.4 million to $1.99 billion, or 36%, due to increased sales at Kendall, Ludlow and Armin, as well as the inclusion of Carlisle Plastics ("Carlisle") from September 1996. The increase in sales resulted principally from the Carlisle acquisition. Sales at Kendall increased primarily due to increased volume in both the Healthcare and Polyken businesses. Armin's sales increases were principally due to higher selling prices. Sales of the Fire and Safety Services group increased $593.7 million to $2.58 billion, or 30%, due to increased sales in the contracting business in each geographic region, primarily due to an increase in the volume of service business, as well as the inclusion of Thorn Security Group ("Thorn"), acquired in July 1996 and Earth Technology ("Earth Tech"), acquired in January 1996. Sales of the Flow Control Products group increased $295.6 million to $1.45 billion, or 26%, reflecting higher volume at European Flow Control, primarily from businesses acquired in the second and third quarters of fiscal 1997, from Mueller, including businesses acquired in the first quarter of fiscal 1997, as well as increased volume in existing businesses, and Grinnell's distribution operations, where sales increased due to price increases. Sales of the Electrical and Electronic Components group increased $86.0 million to $566.7 million, or 18%, resulting principally from increased sales at the Printed Circuit Group operations, largely due to the acquisition of ElectroStar in January 1997. Sales were also up at Allied's electrical conduit operations and at Simplex, where the acquisition of Rochester Wire & Cable offset a decrease at Simplex due to a decrease in kilometers of cable shipped.

     Sales increased 12% during fiscal 1996 to $5.09 billion from $4.53 billion in fiscal 1995. Sales of the Disposable and Specialty Products group increased $72.6 million to $1.46 billion, or 5%. Increased sales at Kendall and, to a lesser extent, at Ludlow were partially offset by decreased sales at Armin, due to reduced raw material pricing, and by Kendall's sale of Futuro in the second quarter of fiscal 1996. Kendall's sales include the sales of Professional Medical Products, Inc. which was acquired during the third quarter of fiscal 1996. Sales of the Fire and Safety Services group increased $287.5 million to $1.99 billion, or 17%, due to increased sales in the North American, European and Asia-Pacific regions contracting businesses, as well as sales resulting from the acquisition of Earth Tech in the third quarter of fiscal 1996. Sales of the Flow Control group increased $144.6 million, or 14%, to $1.16 billion, reflecting higher volume at Allied, including businesses acquired by Allied in the second half of fiscal 1995 as well as from Grinnell's distribution operations, Mueller and European Flow Control. Sales of the Electrical and Electronic Components group increased $50.5 million to $480.6 million, or 12%, resulting principally from higher sales of underwater communications cable systems at Simplex as well as at the printed circuit businesses and at Allied's electrical conduit operations.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

     Pre-tax income was $687.9 million in fiscal 1997 and $523.9 million in fiscal 1996.

     Operating profits of the Disposable and Specialty Products group increased $72.7 million to $364.4 million, or 25%, reflecting higher earnings at Kendall, resulting from the volume increases noted above, and

Ludlow, as well as the inclusion of Carlisle from September 1996. Operating profits of the Fire and Safety Services group increased $70.8 million to $198.9 million, or 55%, due to higher margins at fire protection operations in each geographic region, as well as the inclusion of Thorn and Earth Tech. The higher margins in fire protection were the result of a higher mix of service work within the contracting businesses. The operating profits of the Flow Control Products group increased $42.1 million to $156.3 million, or 37%, resulting principally from increased earnings at Allied, Mueller and European Flow Control, including businesses acquired in fiscal 1997. Increases in European Flow Control were primarily the result of acquisitions. Increases at Allied and Mueller were a combination of the operating profits resulting from acquisitions and the result of margin increases and the impact of cost reductions. Operating profits of the Electrical and Electronic Components group increased $20.8 million to $109.3 million, or 23%, due to increased earnings at Simplex, the Printed Circuit Group and Allied's electrical conduit operations. The increases at Simplex and the Printed Circuit group were principally due to acquisitions.

     The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for fiscal 1997 as compared to fiscal 1996 was not material.

     Corporate and other expenses rose to $50.3 million in fiscal 1997 from $39.8 million in fiscal 1996 due principally to higher compensation expense under the Company's incentive compensation plans.

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

INTEREST EXPENSE

     Interest expense increased $31.9 million to $90.8 million during fiscal 1997 due to higher average debt balances as a result of monies borrowed to make acquisitions. Interest expense decreased $4.5 million to $58.9 million during fiscal 1996 due to lower average interest rates partially offset by higher average debt levels.

INCOME TAX EXPENSE

     Income tax expense was $268.9 million in fiscal 1997 and $213.8 million in fiscal 1996. An analysis of income taxes and the effective income tax rate is presented in Note 7 to the Consolidated Financial Statements.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which is effective for fiscal years ending after December 31, 1997, including interim periods. Earlier adoption is not permitted. However, the statement permits disclosure of pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. Company will adopt SFAS 128 in fiscal 1998 and has not yet determined its impact.

     In June 1997, the FASB issued two additional statements. SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" are both effective for years beginning after December 15, 1997. Adoption of these standards are not expected to impact the financial results of the Company.

     Financial Reporting Release No. 48, issued by the Securities and Exchange Commission requires certain quantitative and qualitative disclosures about market risks in derivative financial instruments. Potential near term losses in cash flows and earnings from derivative financial instruments held by the Company at June 30, 1997 would not have a material impact on the Company's financial position, results of operations or liquidity.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
and Shareholders of
  TYCO INTERNATIONAL LTD.

     Our report on the consolidated financial statements of Tyco International
(US) Inc. (formerly Tyco International Ltd.) for the three years ended June 30, 1997 is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule for the three years ended June 30, 1997.

     In our opinion, the financial statement schedule for the three years ended June 30, 1997 referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                            COOPERS & LYBRAND L.L.P.

Boston Massachusetts
July 25, 1997

                          TYCO INTERNATIONAL (US) INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                             BALANCE AT    CHARGED
                                             BEGINNING        TO      ACQUISITIONS                BALANCE AT
                DESCRIPTION                   OF YEAR       INCOME      AND OTHER     DEDUCTIONS  END OF YEAR
-------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1995:
  Allowances for doubtful accounts(1)......    29,311        7,407         (785)        6,379(2)     29,554
  Product warranty.........................     9,712        1,695        2,115         1,694        11,828

Year Ended June 30, 1996:
  Allowances for doubtful accounts(1)......    29,554       10,498        3,080         6,460(2)     36,672
  Product warranty.........................    11,828        2,743       (2,784)        2,829         8,958

Year Ended June 30, 1997:
  Allowances for doubtful accounts(1)......    36,672       16,765       28,449        19,486(2)     62,400
  Product warranty.........................     8,958        5,911        3,444         3,589        14,724

---------------

(1) Deducted from assets.

(2) Write-off of accounts receivable considered uncollectible.